Form 10-Q
period 1996-03-31
WALDEN BANCORP INC
filed 1996-05-14
CIK 949159

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

         QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996    Commission file number 33-95530


                             WALDEN BANCORP, INC.
            (Exact name of registrant as specified in its charter)


        MASSACHUSETTS                                       04-29100071
(State or other jurisdiction of                          (I.R.S. Employer
 Incorporation or organization)                         Identification No.)

125 NAGOG PARK, ACTON, MASSACHUSETTS                           01720
(Address of principal executive offices)                     (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (508) 635-5000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes      [X] No


The number of shares of common stock outstanding of each of the issuer's classes of common stock, as of May 9, 1996 was 5,319,700.

                     WALDEN BANCORP, INC. AND SUBSIDIARIES

                                     INDEX

PART I - FINANCIAL INFORMATION.........................................................   1
 Item 1 - Financial Statements.........................................................   1
   Consolidated Balance Sheets - March 31, 1996 and December 31, 1996..................   1
   Consolidated Statements of Operations - Three months ended March 31, 1996 and 1995..   2
   Consolidated Statements of Cash Flows - Three months ended March 31, 1996 and 1995..   3
   Consolidated Statements of Changes in Stockholders' Equity - Three months ended
     March 31, 1996....................................................................   4
   Notes to Consolidated Financial Statements for the Period Ended March 31, 1996......   5
 Item 2 - Management's Discussion and Analysis of Financial Condition and
   Results of Operations...............................................................   6

PART II - OTHER INFORMATION............................................................  14
 Item 1 - Legal Proceedings............................................................  14
 Item 2 - Changes in Securities........................................................  14
 Item 3 - Defaults Upon Senior Securities..............................................  14
 Item 4 - Submission of Matters to a Vote of Security Holders..........................  14
 Item 5 - Other Information............................................................  15
 Item 6 - Exhibits and Reports on Form 8-K.............................................  15

 SIGNATURES............................................................................  16
 EXHIBITS..............................................................................  17
   Computation of per share earnings - Exhibit 11......................................  17
   Selected Financial Data - Exhibit 27................................................  17


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                     Walden Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)

                                           March 31,   December 31,
                                             1996          1995
                                          -----------  -------------
                                          (Unaudited)
ASSETS
Cash and due from banks                   $   33,408     $   36,316
Short-term investments                        29,496         42,673
Investment and mortgage-backed
 securities
     Available for sale (amortized cost
      of $138,999 and $125,190)              138,269        125,337
     Held to maturity (market value of
      $130,352 and $130,293)                 133,027        131,230
Loans receivable                             630,160        636,174
Accrued interest receivable                    6,248          5,944
Stock in Federal Home Loan Bank of             9,696          7,527
 Boston
Co-operative Central Bank Reserve Fund         3,207          3,207
Premises and equipment, net                   12,820         12,849
Other real estate owned                        1,148            679
Prepaid expenses and other assets              4,174          4,196
Deferred tax asset                             3,853          4,539
Goodwill                                      13,782         14,060
                                          ----------     ----------
                                          $1,019,288     $1,024,731
                                          ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                             $  770,257     $  769,564
     Borrowed funds                          139,095        147,324
     Advance payments by borrowers for         4,333          4,185
      taxes and insurance
     Accrued expenses and other                5,467          5,650
      liabilities
     Subordinated debenture                    4,642          4,619
                                          ----------     ----------
         Total liabilities                   923,794        931,342
                                          ----------     ----------
Stockholders' equity:
     Common stock, par value $1.00 per
      share, issued and outstanding
         5,312,017 and 5,261,449 shares        5,312          5,261
     Additional paid-in capital               38,508         37,944
     Retained income                          52,185         50,077
     Net unrealized (loss) gain on
      investments available for sale,
      net of tax                                (511)           107
                                          ----------     ----------
         Total stockholders' equity           95,494         93,389
                                          ----------     ----------
                                          $1,019,288     $1,024,731
                                          ==========     ==========

Equity-to-asset ratio                           9.37%          9.11%
Book value per share                          $17.98         $17.75

  The accompanying notes are an integral part of these consolidated financial statements.

                     Walden Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                     (In thousands, except per share data)

                                                 Three months ended
                                                      March 31,
                                          --------------------------------
                                                 1996             1995
                                          -------------------  -----------
                                              (Unaudited)
Interest income:
     Mortgage loans                               $   11,987   $   11,646
     Other loans                                       1,711        1,232
     Investments                                       4,454        4,258
                                                  ----------   ----------
         Total interest income                        18,152       17,136
                                                  ----------   ----------
Interest expense:
     Deposits                                          6,721        6,031
     Borrowed funds                                    1,852        1,710
                                                  ----------   ----------
         Total interest expense                        8,573        7,741
                                                  ----------   ----------
         Net interest income before
          provision for possible loan
          losses                                       9,579        9,395
Provision for possible loan losses                       376          275
                                                  ----------   ----------
         Net interest income after
          provision for possible loan
          losses                                       9,203        9,120
                                                  ----------   ----------
Non-interest income:
     Fees and charges                                    848          698
     Mortgage loan servicing fees                        645          745
     Income from real estate operations                   40           57
     Gain on sale of loans                                 3           18
     Gain on sale of securities                           38           57
     Gain on sale of other real estate owned              --           34
     Provision for market value decline
      on other real estate owned                          --          (10)
     Miscellaneous                                        24           48
                                                  ----------   ----------
         Total non-interest income                     1,598        1,647
                                                  ----------   ----------
         Income before non-interest
          expense and income taxes                    10,801       10,767
                                                  ----------   ----------
Non-interest expense:
     Salaries and benefits                             3,282        3,349
     Occupancy and equipment                           1,091        1,024
     Amortization of goodwill and other
      intangibles                                        279          278
     Deposit insurance premium                             1          474
     Other real estate owned expense                      21           51
     Other                                             1,607        1,751
                                                  ----------   ----------
         Total non-interest expense                    6,281        6,927
                                                  ----------   ----------
         Income before income taxes                    4,520        3,840
Income tax expense                                     1,671        1,488
                                                  ----------   ----------
     Net income                                   $    2,849   $    2,352
                                                  ==========   ==========

Earnings per share                                     $0.53        $0.44
                                                  ==========   ==========
Dividends per share                                    $0.14        $0.10
                                                  ==========   ==========
Weighted average common and common
 equivalent shares outstanding                     5,410,949    5,352,089

  The accompanying notes are an integral part of these consolidated financial statements.

                     Walden Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                  Three months ended March 31,
                                                  -----------------------------
                                                     1996              1995
                                                  -------------     -----------

                                                   (Unaudited)

Net cash flows from operating
 activities:
     Net income                                        2,849             2,352
     Adjustments to reconcile net
      income to net cash provided (used)
      by operating activities:
         Provision for possible loan losses              376               275
         Provision for market value decline               --                10
         Depreciation and amortization                   423               350
         Amortization of goodwill                        279               278
         Amortization of premiums, net                   181                99
         Amortization of loan fees and discounts        (249)              (28)
         (Gain) loss on sale of securities               (38)              (57)
         Equity in limited partnership losses             42                42
         Loans originated for sale                    (1,469)           (3,293)
         Loans sold                                      941             4,759
         (Gain) loss on sale of other real
          estate owned                                    --               (34)
         Decrease (increase) in
          accrued interest receivable                   (304)                8
         Decrease (increase) in
          prepaid expense and other
          assets                                          22            (2,860)
         Decrease (increase) in deferred
          income tax asset, net                          686               545
         Increase (decrease) in accrued
          taxes, payments due
          from borrowers and other
          liabilities                                   (183)              868
                                                    --------          --------
     Net cash provided (used) by
      operating activities                             3,556             3,314
                                                    --------          --------
     Net cash flows from investing
      activities:
         Decrease (increase) in
          regulated investment funds                  14,057            (4,836)
         Maturities and principal
          repayments on investments
          held to maturity                            12,546             5,875
         Maturities and principal repayments
          on investments available for sale            7,607             1,341
         Proceeds from sale of investments
          available for sale                           3,000             6,223
         Purchase of investments
          held to maturity                           (14,397)           (1,291)
         Purchase of investments available
          for sale                                   (24,225)          (10,054)
         Purchase of FHLB of Boston Stock             (2,169)                0
         Net decrease (increase) in
          loans                                        5,602            (2,660)
         Capital expenditures                           (348)             (739)
         Proceeds from sales of real
          estate held for sale                            --                62
         Proceeds from sales of and
          receipts on other real
          estate owned                                   405               188
                                                    --------          --------
     Net cash provided (used) for
      investing activities                             2,078            (5,891)
                                                    --------          --------
     Net cash flows from financing
      activities:
         Net deposit activity                            693             8,380
         Proceeds of borrowings                       58,514           114,037
         Repayment of borrowings                     (66,743)         (122,630)
         Cash dividends                                 (741)             (513)
         Proceeds from issuance of common
          stock                                          615               290
                                                    --------          --------
     Net cash provided by financing
      activities                                      (7,662)             (436)
                                                    --------          --------
     Net increase (decrease) in cash and
      cash equivalents:                               (2,028)              250
         Cash and cash equivalents at
          beginning of period                         62,887            37,972
                                                    --------          --------
         Cash and cash equivalents at end of
          period                                      60,859            38,222
                                                    ========          ========
Supplemental disclosure of cash flow
 information:
     Cash paid during period for:
         Interest                                      7,429             7,610
         Income taxes                                    777               163
Supplemental disclosure of non-cash
 investing and financing:
         Foreclosures                                    874               922
         Loans transferred to performing
          status from foreclosure                         --             1,003


The accompanying notes are an integral part of these consolidated financial statements.

                     Walden Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                                 (In thousands)



                                                   Additional                 Net          Total
                                          Common    Paid-in    Retained   Unrealized   Stockholders'
                                           Stock    Capital     Income    Gain/(Loss)      Equity
                                          -------  ----------  ---------  -----------  --------------

Balance at December 31, 1994               $5,128     $36,884   $43,140      $(3,622)        $81,530
Net income                                     --          --     9,299           --           9,299
Proceeds from sale of stock under
stock purchase and option plans               133         961        --           --           1,094
Cash dividend ($0.45 per share)                --          --    (2,362)          --          (2,362)
Tax benefit from exercise of stock
 options                                       --          99        --           --              99
Change in net unrealized loss on               --          --        --        3,729           3,729
investments available for sale             ------     -------   -------      -------         -------
Balance at December 31, 1995                5,261      37,944    50,077          107          93,389
Net income                                     --          --     2,849           --           2,849
Proceeds from sale of stock under
stock purchase and option plans                51         564        --           --             615
Cash dividend ($0.14 per share)                --          --      (741)          --            (741)
Tax benefit from exercise of stock
 options                                       --          --        --           --              --
Change in net unrealized loss on
investments available for sale                 --          --        --         (618)           (618)
                                           ------     -------   -------      -------         -------
Balance at March 31, 1996 (Unaudited)      $5,312     $38,508   $52,185      $  (511)        $95,494
                                           ======     =======   =======      =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED MARCH 31, 1996

(1)  Organization
     ------------

     Walden Bancorp, Inc. ("Company" or "Walden") was incorporated under the laws of the Commonwealth of Massachusetts in June 1995 for the purpose of serving as the holding company of The Co-operative Bank of Concord ("Concord") and Braintree Savings Bank ("Braintree") upon the consummation of the acquisitions of Braintree and Concord (the "Acquisition")( Concord and Braintree together referred to as "Banks"). The acquisition, completed as of the close of business December 8, 1995, was on a one for one share exchange basis, and was accounted for as a pooling of interests in accordance with APB No. 16. Prior to the Acquisitions, Walden had not engaged in any material operations. Walden has no significant assets or liabilities other than the outstanding capital stock of the Banks and the proceeds of any dividends paid by the Banks. Walden's principal business is performing support functions for Concord and Braintree and their respective subsidiaries.

(2) Accounting Principles
    ---------------------

     The accompanying unaudited consolidated financial statements of Walden Bancorp, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the current fiscal year.

     For further information, refer to the consolidated financial statements included in the Company's annual report and Form 10-K for the period ended December 31, 1995, filed with the Securities and Exchange Commission.

     As a result of the pooling of interests discussed in Note 1, these consolidated financial statements reflect the Banks' consolidated operations as if the pooling occurred on January 1, 1995.

(3) Accounting for Mortgage Servicing Rights
    ----------------------------------------

     On January 1, 1996 the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") 122 Accounting for Mortgage Servicing Rights. This statement requires that a mortgage banking enterprise recognize, as separate assets, rights to service mortgage loans for others regardless of the manner in which the servicing rights are acquired. In addition, capitalized mortgage servicing rights are required to be assessed periodically for impairment based on the fair value of those
rights.   The adoption of the statement had no material impact on the reported results of operations for the period ended March 31, 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
- - - -------

     Walden Bancorp, Inc., a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), was organized as a Massachusetts business corporation in June 1995 for the purpose of serving as the holding company of The Co-operative Bank of Concord, a Massachusetts chartered co-operative bank, and The Braintree Savings Bank, a Massachusetts chartered savings bank.

     Concord has eight full service retail banking offices located in Middlesex county. Braintree has eight full service offices and one limited service office in Norfolk and Plymouth counties. Through these offices, the Banks offer a full range of commercial and retail banking products and services and conduct other business as allowable for Massachusetts banks. The Banks' lending operations focus on commercial and small business lending, commercial real estate loans, residential construction loans, residential first mortgages, home equity lines of credit, and consumer loans.

     Concord has three active subsidiaries: Walden Financial Corporation, Builders Collaborative Inc., and Walden Securities Corporation, Inc., all Massachusetts corporations. Braintree has three active subsidiaries: Braintree Savings Corporation, Bra-Prop Corporation, and Braintree Securities Corporation. Their primary lines of business are the ownership and management of real properties acquired by the Banks to expedite the completion of the construction and marketing of the properties. Walden Financial operates as a leasing company, leasing depreciable equipment and buildings to the Banks. Walden Securities Corporation, Inc. and Braintree Securities Corporation are established to act solely for the purpose of acquiring and holding security investments which are permissible for the banks under Massachusetts' law.

     The Banks' business activities are concentrated in Eastern Massachusetts. All retail banking activity is conducted through the banking offices. Lending operations, particularly loan originations, are conducted from the retail offices and at the point of sale. Neither Bank nor any of their subsidiaries conduct business on a national or international basis.

       The operating results of the Company depend primarily on its net interest and dividend income, which is the difference between (i) interest and dividend income on earnings assets, primarily loans and investment securities, and (ii) interest expense on interest bearing liabilities, which consist of deposits and borrowings. Results of operations are also affected by the provision for loan and lease losses, the level of non-interest income, including deposit and loan fees, and gains on sales of assets, operating expenses, and income taxes.

FINANCIAL CONDITION

Investments

     The table below sets forth the composition of the Company's short-term investments for the periods presented:

                                          March 31, 1996   December 31, 1995
                                          ---------------  -----------------
                                                   (In thousands)
Federal Home Loan Bank overnight
 deposits                                        $17,451             $20,171
Interest bearing deposits in banks                10,000               6,400
Regulated investment funds                         2,045              16,102
                                                 -------             -------
                                                 $29,496             $42,673
                                                 =======             =======

     As a result of the increase in interest rates since the first of the year, and the corresponding decrease in the market value of the investments classified as available for sale, a $511,000 net unrealized loss was recognized as a reduction to equity at March 31, 1996, compared to an unrealized gain of $107,000 at December 31, 1995.

     The tables below show the investment and mortgage-backed securities portfolios for the periods presented:

     The amortized cost and estimated market values of investments available for sale were:

                                                       March 31, 1996                    December 31, 1995
                                           --------------------------------------  --------------------------------
                                                                     Estimated                       Estimated
                                                Amortized             market        Amortized          market
                                                   cost                value           cost            value
                                          ----------------------  ---------------  ------------  ------------------
Investment securities                                             (In thousands)
  Common and preferred stocks                           $  6,086        $  6,028       $  5,177           $  5,178
  U.S. Treasuries                                         28,728          28,839         27,301             27,523
  Government agencies - fixed                              5,000           4,978             --                 --
  Corporate bonds and notes                               27,521          27,369         19,061             19,117
                                                        --------        --------       --------           --------
                                                          67,335          67,211         51,539             51,818
                                                        --------        --------       --------           --------
Mortgage-backed securities
  Adjustable rate                                         22,824          23,081         24,100             24,152
  Fixed rate                                              18,291          18,127         19,292             19,495
  Collateralized mortgage obligations -
   fixed                                                   6,193           5,834          6,327              6,001
  Collateralized mortgage obligations -
   adjustable                                             12,521          12,157         11,804             11,689
  SBA mortgage-backed obligations -
   adjustable                                             11,835          11,859         12,128             12,182
                                                        --------        --------       --------           --------
                                                          71,664          71,058         73,651             73,519
                                                        --------        --------       --------           --------
                                                        $138,999        $138,269       $125,190           $125,337
                                                        ========        ========       ========           ========

      The amortized cost and estimated market values of investments held to maturity were:

                                                      March 31, 1996                    December 31, 1995
                                           -------------------------------------   -------------------------------
                                                                    Estimated                        Estimated
                                                Amortized             market        Amortized         market
                                                   cost               value            cost            value
                                          ----------------------  --------------   ------------  -----------------
                                                                        (In thousands)
Investment securities
  Municipal bonds and notes                             $  6,030        $  6,058       $  6,045           $  6,088
  Government agencies - fixed                             15,130          14,892         20,592             20,470
  Government agencies - adjustable                        13,117          12,881         13,113             12,869
                                                        --------        --------       --------           --------
                                                          34,277          33,831         39,750             39,427
                                                        --------        --------       --------           --------
Mortgage-backed securities
  Adjustable rate                                             --              --             --                 --
  Fixed rate                                              59,181          57,587         56,410             56,012
  Collateralized mortgage obligations -
   fixed                                                  32,773          32,141         27,898             27,666
  Collateralized mortgage obligations -
   adjustable                                              6,796           6,793          7,172              7,188
                                                        --------        --------       --------           --------
                                                          98,750          96,521         91,480             90,866
                                                        --------        --------       --------           --------
                                                        $133,027        $130,352       $131,230           $130,293
                                                        ========        ========       ========           ========

Loans and leases

      During the first quarter, loans receivable decreased by $6,014,000, or 0.95%, as detailed below:

                                                     March 31,           % of total     December 31,     % of total
                                                       1996                 loans          1995             loans
                                                    ----------          -----------    -------------    -----------
                                                                       (Dollars in thousands)
Mortgage loans:
          Residential                                   $370,363           57.53%      $376,896              57.99%
          Commercial real estate                         140,011           21.75        155,339              23.90
          Construction and land                           33,451            5.20         32,880               5.06
          Second mortgage and home equity                 23,626            3.67         25,176               3.87
                                                        --------        --------       --------           --------
Total mortgage loans                                     567,451           88.14        590,291              90.83
                                                        --------        --------       --------           --------
Commercial loans                                          67,233           10.44         50,451               7.76
Other loans                                                9,136            1.42          9,157               1.41
                                                        --------        --------       --------           --------
Total loans                                              643,820          100.00%       649,899             100.00%
                                                        --------        ========       --------           ========
Deduct:
          Allowance for loan loss                         12,171                         12,091
          Unearned discount                                  731                            953
          Deferred loan fees                                 758                            681
                                                        --------                       --------
Net loans receivable                                    $630,160                       $636,174
                                                        ========                       ========

     The Banks' primary lending focus is commercial and small business lending. At March 31, 1996, commercial real estate, construction and land, and commercial loans represented 37.39% of total loans, compared to 36.72% at December 31, 1995.

     Residential mortgage loans decreased as a result of the lower origination levels and the elimination of mortgage banking activities. At March 31, 1995 loans serviced for investors decreased to $644,995,000 from $672,154,000 at December 31, 1995. With the elimination of the mortgage banking activities, it is expected that the level of residential mortgage loans and loans serviced for others will continue to decline in future periods.

Asset Quality

     During the period from December 31, 1995 to March 31, 1996, non-performing assets increased from $5,860,000 to $7,414,000. Non-performing assets decreased $1,897,000 from March 31, 1995 to March 31, 1996. At March 31, 1996, non-
performing assets represented 0.73% of total assets and 1.17% of total loans receivable and other real estate owned, compared to 0.57% and 0.92%, respectively, at December 31, 1995. The increase in non-performing assets was primarily in other real estate owned and commercial loans past due over 90 days.

     The composition of non-performing assets for the periods presented was:

                                                              March 31,
                                          ---------------------------------------   December 31,
                                                   1996                 1995           1995
                                          -----------------------  --------------  -------------
                                                           (Dollars in thousands)
Loans past due over 90 days:
     Residential                                         $ 3,483         $ 3,207        $ 4,354
     Commercial real estate                                1,672           2,704          1,416
     Commercial                                            1,201             503            226
     Other                                                   174              41            120
                                                         -------         -------        -------
                                                         $ 6,530         $ 6,455        $ 6,116
                                                         =======         =======        =======
Loans past due over 90 days as a
 percentage of:
     Loans receivable                                       1.04%           1.05%          0.96%
     Total assets                                           0.64            0.66           0.60

Non-performing assets:
     Non-accrual loans                                   $ 6,266         $ 6,044        $ 5,181
     Renegotiated loans                                       --           1,231             --
                                                         -------         -------        -------
Total non-performing loans                                 6,266           7,275          5,181
                                                         -------         -------        -------
     Other real estate owned                               1,148           2,036            679
                                                         -------         -------        -------
Total non-performing assets                              $ 7,414         $ 9,311        $ 5,860
                                                         =======         =======        =======

Total non-performing assets as a
  percentage of total loans                                 0.97%           1.16%          0.80%
Total non-performing assets as a
 percentage of:
Loans receivable and other real estate owned                1.17%           1.51%          0.92%

     Total assets                                           0.73            0.95           0.57
Loan loss reserve coverage ratios:
Non-performing assets                                     164.16%         112.90%        206.33%
Non-accrual loans                                         194.24          144.49         233.37
Total loans                                                 1.89            1.67           1.86

      The following represents the activity in the allowance for loan losses for the three months ended March 31, 1996:

                                                                   (In thousands)
     Balance at December 31, 1995                                        $12,091
     Provision for possible loan losses                                      376
     Losses charged to allowance                                            (313)
     Recoveries                                                               17
                                                                         -------
     Balance at March 31, 1995                                           $12,171
                                                                         =======

     The Banks continually review their delinquency position, underwriting and appraisal procedures, charge-off experience, and current real estate market conditions with respect to its entire loan portfolio. While management uses the best information available in establishing the allowance, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

Deposits and Borrowed Funds

     Deposits increased slightly during the three month period as detailed below:

                                              March 31,  % of total   December 31,  % of total
                                                1996      deposits        1995       deposits
                                            -----------  -----------  ------------  -----------
                                                        (Dollars in thousands)
Regular savings accounts                       $193,769       25.16%      $191,080       24.83%
NOW accounts                                    105,272       13.67        105,846       13.75
Advantage Accounts                               30,916        4.01         30,215        3.93
Money market accounts                            66,831        8.68         64,899        8.43
Non-interest bearing deposits                    55,891        7.26         51,858        6.74
                                               --------      ------       --------      ------
                                                452,679       58.77        443,898       57.68
Term deposits                                   317,578       41.23        325,666       42.32
                                               --------                   --------      ------
     Total deposits                            $770,257      100.00%      $769,564      100.00%
                                               ========      ======       ========      ======

     While total deposits remained relatively flat for the period, there were changes within the portfolio with an approximate $8 million change in mix from term accounts to regular savings and non-interest bearing deposits.

     During the period, borrowed funds decreased $8,229,000, or 5.59%, because the Banks used available funds from maturities in the investment portfolio, the increase in deposits, and reduction in loans receivable to reduce the level of borrowings from the Federal Home Loan Bank of Boston.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Results of Operations

     Consolidated net income for the three months ended March 31, 1996 totaled $2,849,000, or $0.53 per share, compared to $2,352,000, or $0.44 per share, for the same period last year.

This represents an increase of 21.13% in earnings and an increase of 20.45% in earnings per share. The increase in earnings was directly attributable to an increase in net interest income, lower operating expenses, and a lower effective tax rate, as compared to the same period last year.

Net interest income

     The table below shows the average balance sheet, the interest earned and paid on interest earning assets and interest-bearing liabilities, and the resulting net interest spread and margin for the periods presented.

For the three months ended March 31,                              1996                          1995
                                                     ----------------------------  ---------------------------
                                                         Interest                     Interest
                                                      Average   income/   Yield/   Average   income/   Yield/
                                                      balance   expense    rate    balance   expense    rate
                                                     ---------  -------  --------  --------  -------  --------
                                                                    (Dollars in thousands)
Assets
Interest earning assets:
  Mortgage loans                                    $  571,490   $11,987    8.39%  $575,111   $11,646    8.10%
  Other loans                                           68,646     1,711    9.97     50,909     1,232    9.68
  Investments                                          296,603     4,454    6.04    287,809     4,258    6.00
                                                    ----------   -------           --------   -------
Total interest earning assets                          936,739    18,152    7.77    913,829    17,136    7.49
Non interest earning assets                             67,756                       56,068
                                                    ----------                     --------
  Total                                             $1,004,495                     $969,897
                                                    ==========                     ========
Liabilities and Stockholders' Equity
Interest bearing liabilities:
  Deposits                                          $  707,170     6,721    3.82   $715,055     6,031    3.42
  Borrowed funds                                       135,461     1,852    5.50    121,588     1,710    5.76
                                                    ----------   -------           --------   -------
Total interest bearing liabilities                     842,631     8,573            836,643     7,741
Non interest bearing liabilities:
  Demand deposits                                       48,714                       39,698
Total cost of funds                                                         3.86                         3.57
  Other liabilities                                     18,281                        9,780
  Stockholders' equity                                  94,869                       83,776
                                                    ----------                     --------
  Total                                             $1,004,495                     $969,897
                                                    ==========                     ========

Net interest income                                              $ 9,579                      $ 9,395
                                                                 =======                      =======
Interest rate spread                                                        3.91                         3.92
Net interest margin                                                         4.09                         4.11


     The increase of $184,000 in net interest income is analyzed as follows:

                                                                  Quarters ended March 31,
                                                                       1996 vs. 1995
                                                                  -------------------------
                                                              Change due to Increase (Decrease)
                                                             ----------------------------------
                                                           Total   Volume     Rate    Rate/Volume
                                                          -------  -------  --------  ------------
                                                                        (In thousands)
Interest income:
     Loans                                               $  820    $1,162   $2,072       $(2,413)
     Investment securities                                  196       528      115         (447 )
                                                         ------    ------   ------       -------
       Total                                              1,016     1,688    2,187        (2,860)
                                                         ------    ------   ------       -------
Interest expense:
     Deposits                                               690        36    2,720        (2,065)
     Borrowings                                             142       799     (316)         (341)
                                                         ------    ------   ------       -------
       Total                                                832       835    2,404        (2,407)
                                                         ------    ------   ------       -------
Net interest income                                      $  184    $  853   $ (217)      $  (454)
                                                         ======    ======   ======       =======

     The provision for possible loan losses totaled $376,000 for the quarter, compared to $275,000 for the same period last year. The increase in the provision reflected the risks associated with the Banks' primary lending objective to increase the level of commercial loans.

Non-interest income

     Total non-interest income decreased $76,000, or 4.61%, to $1,598,000. Fees and charges increased $150,000 due to increased volumes in transaction accounts and the increase in fees charged on certain transactions. Mortgage loan service fees decreased $100,000 as a result of the decreased level of loans serviced for investors.

Non-interest expense

     Salaries and benefits decreased $67,000, the net result of the decrease in employees in the residential lending area, an increase in employees in the commercial lending and support areas, and a decline in the cost of medical benefits. Occupancy and equipment expenses increased $67,000 as a result of the additional costs associated with maintaining the Company's facilities. Other real estate owned expense decreased $30,000 as a result of decreased levels of other real estate owned. FDIC deposit insurance premium decreased $473,000, a result of the reduction in premiums paid on deposits. Other expenses decreased $144,000 due to the Company's focus on reducing costs in 1995 and from the costs eliminated in the acquisition of Braintree and the formation of the holding company providing support services to both Banks.

Income taxes

     Income taxes for the three months ended March 31, 1996 were 36.97% of pretax income, compared to 38.75% for 1995. The lower effective tax rate was the result of increased utilization of the Massachusetts securities corporation subsidiaries of the Banks, higher income from municipal bonds, and the utilization of available tax credits.

Capital Adequacy

     At March 31, 1996 the Company's capital ratios were total capital of 9.37% of total assets, risk-based capital ratio of 13.43%, and total risk-based capital of 15.60% (unaudited).

     The FDIC sets minimum leverage ratios for each insured institution depending upon its CAMEL rating. Banks with the highest ratings are required to carry a 3.0% leverage ratio, with less highly rated institutions required to have minimum ratios at least 1.0% to 2.0% greater. Additionally, the FDIC has risk-based capital regulations. Under these requirements, banks must have a minimum risk-based capital rate of 8.00%.

     At March 31, 1996 the Banks met all the capital requirements of a "well capitalized" institution as defined by the FDIC. At March 31, 1996, the Banks' regulatory capital ratios (unaudited) were:

                                Concord   Braintree
                                --------  ----------
Total equity to total assets       8.99%       9.35%
Tier 1 capital                     8.71        7.13
Risk-based capital                14.96       12.04
Total risk-based capital          18.04       13.39

Asset/Liability Management

     The Company's objective with respect to asset/liability management is to position the Company so that changes in interest rates do not have a material impact on net interest income. The primary objective is to manage the assets and liabilities to provide for profitability and capital at prudent levels of liquidity and interest rate, credit, and market risk.

     The Company uses a static gap measurement as well as a modeling approach to review its level of interest rate risk. The internal targets established by the Company are to maintain a static gap of no more than a positive or negative 10% of total assets at the one year time frame. At March 31, 1996, the Company's one year static gap was a negative $32,139,000, or 3.15% of total assets.

Liquidity

     Deposits and borrowings are the principal sources of funds for use in lending and for general business purposes. Loan and investment amortization and prepayments provide additional significant cash flows. The Company currently has $167,765,000, or 16.46%, of assets in short-term investments and investment and mortgage-backed securities classified available for sale. The Banks are members of the Federal Home Loan Bank of Boston, and as such have access to a combined credit line of $35,000,000 and the ability and capacity to borrow additional funds if needed.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     Neither the Company nor any of its subsidiaries is party to any pending legal proceedings which are material other than routine litigation incidental to their business activities

ITEM 2 - CHANGES IN SECURITIES

     Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 30, 1996 the Company held its Annual Meeting of Stockholders. The meeting was held for the purpose of the election of two directors.

     At the meeting the following directors were elected to a three year term to expire in 1999. The votes cast totaled 4,675,234; the disposition was as follows:

                                 For        Withheld
                              ---------  -------------

David E. Bradbury             4,629,448      32,808
G. Robert Tod                 4,625,252      37,004


      In addition, upon completion of the meeting the directors' terms continue as follows:


     Name                  Term to expire in:
     ----                  ------------------
Robert J. Cutler                 1997
Carroll P. Griffith, Jr.         1997
Albert D. Ehrenfried             1997
Chester G. Atkins                1998
John C. Doody                    1998
Leon E. Lombard                  1998

ITEM 5 - OTHER INFORMATION

     Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         EXHIBIT NUMBER                  DESCRIPTION
         --------------                  -----------
              11              Computation of Per Share Earnings
              27              Financial Data Schedule

     (b)  Reports on Form 8-K

          (i) None

                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Walden Bancorp, Inc.


May 14, 1996                  \s\ David E. Bradbury
- - - ----------------------------  ----------------------------------------------
Date  David E. Bradbury             Chairman, President, and
                                    Chief Executive Officer



May 14, 1996                  \s\ Michael O. Gilles
- - - ----------------------------  --------------------------------------------
Date  Michael O. Gilles             Executive Vice President, Treasurer
                                    and Chief Financial Officer

EXHIBITS

Computation of per share earnings - Exhibit 11

                                           Three months ended
                                                March 31,
                                           ------------------
                                             1996       1995
                                          ---------  ----------
Average shares outstanding                 5,286,168   5,143,812
Average dilutive option shares               124,780     208,277
                                          ----------  ----------
Total average shares                       5,410,949   5,352,089
                                          ==========  ==========

Net income                                $2,849,000  $2,352,000
                                          ==========  ==========
Earnings per share                        $     0.53  $     0.44
                                          ==========  ==========



Selected Financial Data - Exhibit 27


                                                  Three months ended
                                                        March 31,
                                                  -------------------
                                                      1996     1995
                                                     ------   ------
Return on average assets (annualized)                  1.13%   0.97%
Return on average equity (annualized)                 12.01   11.23
