Form 10-Q
period 1996-06-30
WALDEN BANCORP INC
filed 1996-08-14
CIK 949159

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

For the quarterly period ended June 30, 1996     Commission file number 33-95530


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.[X] Yes       No [_]


The number of shares of common stock outstanding of each of the issuer's classes of common stock, as of August 9, 1996 was 5,319,700.

                     WALDEN BANCORP, INC. AND SUBSIDIARIES

                                     INDEX

PART I - FINANCIAL INFORMATION ......................................................   3

  Item 1 - Financial Statements .....................................................   3

     Consolidated Balance Sheets ....................................................   3

     Consolidated Statements of Operations ..........................................   4

     Consolidated Statements of Cash Flows ..........................................   5

     Consolidated Statements of Changes in Stockholders' Equity .....................   6

     Notes to Consolidated Financial Statements for the Period Ended June 30, 1996 ..   7

  Item 2 - Management's Discussion and Analysis of Financial Condition
    and Results of Operations .......................................................   8


PART II - OTHER INFORMATION .........................................................  21

  Item 1 - Legal Proceedings ........................................................  21

  Item 2 - Changes in Securities ....................................................  21

  Item 3 - Defaults Upon Senior Securities ..........................................  21

  Item 4 - Submission of Matters to a Vote of Security Holders ......................  21

  Item 5 - Other Information ........................................................  22

  Item 6 - Exhibits and Reports on Form 8-K .........................................  22


  SIGNATURES ........................................................................  23

  EXHIBITS ..........................................................................

    Computation of per share earnings - Exhibit 11 ..................................

    Selected Financial Data - Exhibit 99 ............................................

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                     Walden Bancorp, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                (In thousands)

                                                                            June 30,          December 31,
                                                                              1996               1995
                                                                           ----------        ------------
                                                                           (Unaudited)
ASSETS
Cash and due from banks                                                    $   27,940          $   36,316
Short-term investments                                                         28,315              42,673
Investment and mortgage-backed securities
          Available for sale (amortized cost of $146,782 and $125,190)        145,469             125,337
          Held to maturity (market value of $163,947 and $130,293)            167,200             131,230
Loans receivable                                                              623,036             636,174
Accrued interest receivable                                                     6,617               5,944
Stock in Federal Home Loan Bank of Boston                                      11,304               7,527
Co-operative Central Bank Reserve Fund                                          3,207               3,207
Premises and equipment, net                                                    12,603              12,849
Other real estate owned                                                         1,750                 679
Prepaid expenses and other assets                                               4,945               4,196
Deferred tax asset                                                              5,853               4,539
Goodwill                                                                       13,504              14,060
                                                                           ----------          ----------
                                                                           $1,051,743          $1,024,731
                                                                           ==========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
          Deposits                                                         $  768,229          $  769,564
          Borrowed funds                                                      173,645             147,324
          Advance payments by borrowers for taxes and insurance                 3,455               4,185
          Accrued expenses and other liabilities                                4,493               5,650
          Subordinated debenture                                                4,666               4,619
                                                                           ----------          ----------
                 Total liabilities                                            954,488             931,342
                                                                           ----------          ----------
Stockholders' equity:
          Common stock, par value $1.00 per share, issued
                 and outstanding 5,319,700 and 5,261,449 shares                 5,320               5,261
          Additional paid-in capital                                           38,569              37,944
          Retained income                                                      54,301              50,077
          Net unrealized (loss) gain on investments
                 available for sale, net of tax                                  (935)                107
                                                                           ----------          ----------
                 Total stockholders' equity                                    97,255              93,389
                                                                           ----------          ----------
                                                                           $1,051,743          $1,024,731
                                                                           ==========          ==========

Equity-to-asset ratio                                                            9.25%               9.11%
Book value per share                                                           $18.28              $17.75

  The accompanying notes are an integral part of these consolidated financial statements.

                     Walden Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                     (In thousands, except per share data)

                                                                                   Three months ended            Six months ended
                                                                                        June  30,                   June 30,
                                                                                     ---------------             ----------------
                                                                                    1996         1995          1996         1995
                                                                                  --------    ---------     ----------   ----------
Interest income:                                                                                   (Unaudited)
          Mortgage loans                                                       $    11,664  $   11,995     $   23,402   $   23,641
          Other loans                                                                1,983       1,386          3,938        2,618
          Investments                                                                4,899       4,371          9,354        8,630
                                                                                ----------  ----------     ----------   ----------
                 Total interest income                                              18,546      17,752         36,694       34,889
                                                                                ----------  ----------     ----------   ----------
Interest expense:
          Deposits                                                                   6,572       6,738         13,287       12,733
          Borrowed funds                                                             2,107       1,605          3,965        3,352
                                                                                ----------  ----------     ----------   ----------
                 Total interest expense                                              8,679       8,343         17,252       16,085
                                                                                ----------  ----------     ----------   ----------
                 Net interest income before provision for possible loan losses       9,867       9,409         19,442       18,804
Provision for possible loan losses                                                     252         250            625          525
                                                                                ----------  ----------     ----------   ----------
                 Net interest income after provision for possible loan losses        9,615       9,159         18,817       18,279
                                                                                ----------  ----------     ----------   ----------
Non-interest income:
          Fees and charges                                                             888         817          1,727        1,617
          Mortgage loan servicing fees                                                 603         703          1,249        1,388
          Income from real estate operations                                            49          14             80           29
          Gain on sale of loans                                                         12         126             15          149
          Gain on sale of securities                                                    --         262             40          314
          Gain (loss) on sale of other real estate owned                                15          (9)            15           25
          Provision for market value decline on other real estate owned                 --          --             --          (10)
          Miscellaneous                                                                107          74            150          108
                                                                                ----------  ----------     ----------   ----------
                 Total non-interest income                                           1,674       1,987          3,276        3,620
                                                                                ----------  ----------     ----------   ----------
                 Income before non-interest expense and income taxes                11,289      11,146         22,093       21,899
                                                                                ----------  ----------     ----------   ----------
Non-interest expense:
          Salaries and benefits                                                      3,409       3,322          6,698        6,671
          Occupancy and equipment                                                      981       1,045          2,076        2,069
          Amortization of goodwill and other intangibles                               279         278            556          556
          Deposit insurance premium                                                      1         474              1          938
          Other real estate owned expense                                               17          30             39           81
          Other                                                                      1,817       2,075          3,418        3,822
                                                                                ----------  ----------     ----------   ----------
                 Total non-interest expense                                          6,504       7,224         12,788       14,137
                                                                                ----------  ----------     ----------   ----------
                 Income before income taxes                                          4,785       3,922          9,305        7,762
Income tax expense                                                                   1,817       1,446          3,488        2,935
                                                                                ----------  ----------     ----------   ----------
                 Net income                                                     $    2,968  $    2,476     $    5,817   $    4,827
                                                                                ==========  ==========     ==========   ==========
Earnings per share                                                              $     0.55  $     0.47     $     1.07   $     0.91
                                                                                ==========  ==========     ==========   ==========
Dividends per share                                                             $     0.16  $     0.11     $     0.30   $     0.21
                                                                                ==========  ==========     ==========   ==========
Average shares outstanding (fully diluted)                                       5,444,122   5,323,870      5,427,536    5,307,620

  The accompanying notes are an integral part of these consolidated financial statements.

                     Walden Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                                Six months ended June 30,
                                                                                                --------------------------
                                                                                                   1996            1995
                                                                                                 --------        --------
                                                                                                       (Unaudited)
Net cash flows from operating activities:
   Net income                                                                                    $  5,817      $  4,827
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for possible loan losses                                                              625           525
      Provision for other real estate owned                                                            --            10
      Provision for depreciation and amortization                                                     658           706
      Amortization of goodwill                                                                        556           556
      Amortization of investment securities discounts and premiums, net                               159           168
      Amortization of loan fees and discounts                                                        (495)          (18)
      Amortization of discount on subordinated debenture                                               47            44
      (Gain) loss on sale of securities                                                               (40)         (314)
      Equity in limited partnership losses                                                             84            84
      Loans originated for sale                                                                    (2,400)       (8,423)
      Loans sold                                                                                    2,503         9,820
      (Gain) loss on sale of loans                                                                    (15)         (149)
      (Gain) loss on sale of other real estate owned                                                  (15)          (25)
      (Gain) loss on real estate held for sale                                                         --            --
      Decrease (increase) in accrued interest receivable                                             (673)         (156)
      Decrease (increase) in prepaid expense and other assets                                        (833)       (1,036)
      Decrease (increase) in deferred income tax asset excluding (SFAS 115)                          (896)          577
      Increase (decrease) in accrued taxes, payments due from borrowers and other liabilities      (1,887)         (424)
                                                                                                 --------      --------
   Net cash provided (used) by operating activities                                                 3,195         6,772
                                                                                                 --------      --------
Net cash flows from investing activities:
      Maturities and principal repayments on investments held to maturity                          23,972        10,239
      Maturities and principal repayments on investments available for sale                        19,899         4,182
      Proceeds from sale of investments available for sale                                          3,000        33,558
      Purchase of investments held to maturity                                                    (65,930)       (3,243)
      Purchase of investments available for sale                                                  (38,622)      (25,063)
      Purchase of FHLB of Boston Stock                                                             (3,777)           --
      Loans originated and principal payments, net                                                 11,309       (18,903)
      Capital expenditures                                                                           (412)       (1,518)
      Proceeds from sales of real estate held for sale                                                 --            62
      Proceeds from sales of and receipts on other real estate owned                                  555           322
                                                                                                 --------      --------
   Net cash provided (used) for investing activities                                              (50,006)         (364)
                                                                                                 --------      --------
Net cash flows from financing activities:
      Net deposit activity                                                                         (1,335)       19,157
      Proceeds from borrowings                                                                    154,542       202,516
      Repayment of borrowings                                                                    (128,221)     (229,693)
      Cash dividends paid on common stock                                                          (1,593)       (1,100)
      Proceeds from exercise of stock options                                                         684           507
                                                                                                 --------      --------
   Net cash provided (used) by financing activities                                                24,077        (8,613)
                                                                                                 --------      --------
Net increase (decrease) in cash and cash equivalents:                                             (22,734)       (2,205)
   Cash and cash equivalents at beginning of period                                                78,989        38,085
                                                                                                 --------      --------
   Cash and cash equivalents at end of period                                                    $ 56,255      $ 35,880
                                                                                                 ========      ========

Supplemental disclosure of cash flow information:
   Cash paid during period for:
      Interest                                                                                     17,051        15,997
      Income taxes                                                                                  3,562         1,593

Supplemental disclosure of non-cash investing and financing:
      Foreclosures                                                                                  1,611         1,762
      Loans transferred to performing status from foreclosure                                          --         1,003

  The accompanying notes are an integral part of these consolidated financial statements.

                     Walden Bancorp, Inc. and Subsidiaries
          Consolidated Statements of Changes in Stockholders' Equity
                                (In thousands)

                                                                    Additional                       Net              Total
                                                       Common        Paid-in       Retained       Unrealized       Stockholders'
                                                       Stock         Capital        Income        Gain/(Loss)         Equity
                                                       ------       ---------      --------      -------------       --------
Balance at December 31, 1994                          $ 5,128      $  36,884      $ 43,140        $  (3,622)       $  81,530
     Net income                                            --             --         9,299               --            9,299
     Proceeds from sale of stock under
          stock purchase and option plans                 133            961            --               --            1,094
     Cash dividend ($0.45 per share)                       --             --        (2,362)              --           (2,362)
     Tax benefit from exercise of
          stock options                                    --             99            --               --               99
     Change in net unrealized loss on
          investments available for sale                   --             --            --            3,729            3,729
                                                       ------        -------       -------          -------          -------
Balance at December 31, 1995                            5,261         37,944        50,077              107           93,389
     Net income                                            --             --         5,817               --            5,817
     Proceeds from sale of stock under
          stock purchase and option plans                  59            625            --               --              684
     Cash dividend ($0.14 per share)                       --             --        (1,593)              --           (1,593)
     Tax benefit from exercise of
          stock options                                    --             --            --               --               --
     Change in net unrealized loss on
          investments available for sale                   --             --            --           (1,042)          (1,042)
                                                       ------        -------       -------          -------          -------
Balance at June 30, 1996 (Unaudited)                  $ 5,320        $38,569       $54,301          $  (935)         $97,255
                                                       ======        =======       =======          =======          =======

  The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED JUNE 30, 1996

(1)  Organization
     ------------

     Walden Bancorp, Inc. ("Company" or "Walden") was incorporated under the laws of the Commonwealth of Massachusetts in June 1995 for the purpose of serving as the holding company of The Co-operative Bank of Concord ("Concord") and Braintree Savings Bank ("Braintree") upon the consummation of the acquisitions of Braintree and Concord (the "Acquisition")(Concord and Braintree together referred to as "Banks"). The Acquisition, completed as of the close of business December 8, 1995, was on a one for one share exchange basis and was accounted for as a pooling of interests in accordance with APB No. 16. Prior to the Acquisition, Walden had not engaged in any material operations. Walden has no significant assets or liabilities other than the outstanding capital stock of the Banks and the proceeds of any dividends paid by the Banks. Walden's principal business is performing support functions for Concord and Braintree and their respective subsidiaries.

(2) Accounting Principles
    ---------------------

     The accompanying unaudited consolidated financial statements of Walden Bancorp, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the current fiscal year.

     For further information, refer to the consolidated financial statements included in the Company's annual report and Form 10-K for the period ended December 31, 1995, and Form 10-Q for the period ended March 31, 1996, filed with the Securities and Exchange Commission.

     As a result of the pooling of interests discussed in Note 1, these consolidated financial statements reflect the Banks' consolidated operations as if the pooling occurred on January 1, 1995.

(3) Recent Pronouncements
    ---------------------

     On January 1, 1996 the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of the carrying amount or fair value less cost to sell. The adoption of the statement had no material impact on the reported results of operations for the period ended June 30, 1996.

     On January 1, 1996 the Company adopted the Financial Accounting Standards Board ("FASB") SFAS 122 Accounting for Mortgage Servicing Rights. This statement requires that a mortgage banking enterprise recognize, as separate assets, rights to service mortgage loans for others regardless of the manner in which the servicing rights are acquired. In addition, capitalized mortgage servicing rights are required to be assessed periodically for impairment based on the fair value of those rights.

The adoption of the statement had no material impact on the reported results of operations for the period ended June 30, 1996.

(4) Stock Repurchase Program
    ------------------------

     On June 24, 1996, Walden announced the commencement of a stock repurchase program to acquire up to 219,900 shares of the Company's common stock, which represents approximately 4.13 percent of the outstanding common stock. Walden will hold the repurchased shares as treasury stock which will be available for general corporate purposes, including issuance under the Company's employee stock option plans. The repurchase program is intended to be completed by December 31, 1996 and will be dependent upon market conditions and the availability of shares. There is no guarantee as to the exact number of shares to be repurchased by the Company. As of June 30, 1996 no shares were repurchased under this program.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
- - -------

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

     Concord has three active subsidiaries: Walden Financial Corporation, Builders Collaborative Inc., and Walden Securities Corporation, Inc.. Braintree has three active subsidiaries: Braintree Savings Corporation, Bra-Prop Corporation, and Braintree Securities Corporation. Builders Collaborative Inc.'s primary line of business is the ownership and management of real properties owned by the Banks. Walden Financial operates as a leasing company, leasing depreciable equipment and buildings to the Banks. Walden Securities Corporation, Inc. and Braintree Securities Corporation are established to act solely for the purpose of acquiring and holding security investments which are permissible for banks under Massachusetts' law.

     The Banks' business activities are concentrated in Eastern Massachusetts. All retail banking activity is conducted through the banking offices. Lending operations, particularly loan originations, are conducted from the retail offices and at the point of sale. Neither Bank nor any of their subsidiaries conduct business on a national or international basis.

     The consolidated operating results of the Company depend primarily on its net interest and dividend income, which is the difference between (i) interest and dividend income on earnings assets, primarily loans and investment securities, and (ii) interest expense on interest bearing liabilities, which consist of deposits and borrowings. Results of operations are also affected by the provision for loan and lease losses, the level of non-interest income, including deposit and loan fees, and gains on sales of assets, operating expenses, and income taxes.

FINANCIAL CONDITION

Investments

     The table below sets forth the composition of the Company's short-term investments as of the dates presented:

                                                 June 30, 1996      December 31, 1995
                                                 -------------      -----------------
                                                         (In thousands)
Federal Home Loan Bank overnight deposits           $20,464              $20,171

Interest bearing deposits in banks                    5,800                6,400

Regulated investment funds                            2,051               16,102
                                                    -------              -------

                                                    $28,315              $42,673
                                                    =======              =======

     As a result of the increase in interest rates since the first of the year, and the corresponding decrease in the market value of the investments classified as available for sale, a $935,000 net unrealized loss is included as a separate component of stockholders' equity at June 30, 1996, compared to an unrealized gain of $107,000 at December 31, 1995.

     The tables below show the investment and mortgage-backed securities portfolios as of the dates presented:

     The amortized cost and estimated market values of investments available for sale were:

                                                           June 30, 1996             December 31, 1995
                                                         -----------------         ---------------------
                                                                    Estimated                  Estimated
                                                        Amortized    market        Amortized    market
                                                          cost       value           cost       value
                                                        ---------  -----------     ---------   ---------
Investment securities                                                   (In thousands)

  Common and preferred stocks                          $  6,330    $  6,262        $  5,177    $  5,178

  U.S. Treasuries                                        37,111      37,152          27,301      27,523

  Government agencies - fixed                            12,970      12,905              --          --

  Corporate bonds and notes                              23,180      22,990          19,061      19,117
                                                       --------    --------        --------    --------
                                                         79,591      79,309          51,539      51,818
                                                       --------    --------        --------    --------
Mortgage-backed securities

  Adjustable rate                                        21,163      21,354          24,100      24,152

  Fixed rate                                             17,193      16,973          19,292      19,495

  Collateralized mortgage obligations - fixed             5,902       5,420           6,327       6,001

  Collateralized mortgage obligations - adjustable       11,560      11,329          11,804      11,689

  SBA mortgage-backed obligations - adjustable           11,373      11,084          12,128      12,182
                                                       --------    --------        --------    --------
                                                         67,191      66,160          73,651      73,519
                                                       --------    --------        --------    --------
                                                       $146,782    $145,469        $125,190    $125,337
                                                       ========    ========        ========    ========

    The amortized cost and estimated market values of investments held to maturity were:

                                                                  June 30. 1996         December 31, 1995
                                                                -----------------     ---------------------
                                                                         Estimated                 Estimated
                                                              Amortized    market     Amortized      market
                                                                cost       value        cost         value
                                                              ---------  ----------   ---------    ---------
Investment securities                                                        (In thousands)
  Municipal bonds and notes                                   $  7,181   $  7,203     $  6,045     $  6,088
  Government agencies - fixed                                   17,282     16,958       20,592       20,470
  Government agencies - adjustable                              13,122     12,863       13,113       12,869
                                                              --------   --------     --------     --------
                                                                37,585     37,024       39,750       39,427
                                                              --------   --------     --------     --------
Mortgage-backed securities
  Adjustable rate                                                   --         --           --           --
  Fixed rate                                                    56,113     54,197       56,410       56,012
  Collateralized mortgage obligations - fixed                   60,137     59,315       27,898       27,666
  Collateralized mortgage obligations - adjustable              13,365     13,411        7,172        7,188
                                                              --------   --------     --------     --------
                                                               129,615    126,923       91,480       90,866
                                                              --------   --------     --------     --------
                                                              $167,200   $163,947     $131,230     $130,293
                                                              ========   ========     ========     ========

Loans and leases

     Since December 31, 1995, loans receivable decreased by $13,138,000, or 2.07%, as detailed below:

                                                               June 30,      % of total     December 31,  % of total
                                                                1996           loans           1995         loans
                                                               --------        -----         --------     ---------
Mortgage loans:                                                              (Dollars in thousands)
       Residential                                             $361,876         56.87%        $376,896       57.99%
       Commercial real estate                                   138,317         21.74          155,339       23.90
       Construction and land                                     34,461          5.42           32,880        5.06
       Second mortgage and home equity                           23,661          3.72           25,176        3.88
                                                               --------        --------       --------    --------
           Total mortgage loans                                 558,315         87.75          590,291       90.83
                                                               --------        --------       --------    --------
Commercial loans                                                 69,695         10.95           50,451        7.76
Other loans                                                       8,251          1.30            9,157        1.41
                                                               --------        --------       --------    --------
       Total loans                                              636,261        100.00%         649,899      100.00%
                                                               --------        ========       --------    ========
Deduct:
       Allowance for loan loss                                   11,700                         12,091
       Unearned discount                                            603                            953
       Deferred loan fees                                           922                            681
                                                               --------                       --------
Net loans receivable                                           $623,036                       $636,174
                                                               ========                       ========

     The Banks' primary lending focus is commercial and small business lending. At June 30, 1996, commercial real estate, construction and land, and commercial loans increased and represented 38.11% of total loans, compared to 36.72% at December 31, 1995.

     Residential mortgage loans decreased as a result of the lower origination levels from the reduction of mortgage banking activities. The net reduction in loans has come primarily from the decline in residential first mortgage loans. At June 30, 1996 loans serviced for investors decreased to $617,625,000 from $672,154,000 at December 31, 1995. With the elimination of the mortgage banking activities, it is expected that the level of residential mortgage loans and loans serviced for others will continue to decline in future periods.

Asset Quality

     During the period from December 31, 1995 to June 30, 1996, non-performing assets increased from $5,860,000 to $9,537,000. Non-performing assets increased $2,279,000 from June 30, 1995 to June 30, 1996. At June 30, 1996, non-performing assets represented 0.91% of total assets and 1.53% of total loans receivable and other real estate owned, compared to 0.57% and 0.92%, respectively, at December 31, 1995. The increase in non-performing assets was primarily in other real estate owned and commercial loans past due over 90 days.

     While the level of non-performing loans has increased from prior period levels, management is comfortable that the current levels are manageable and are not indicative of any negative trends in asset quality. Even with the increase in non-performing assets, the loan loss coverage ratios remain strong at 122.68% of non-performing assets, 161.07% of non-accrual loans, and 1.84% of total loans.

     The composition of non-performing assets for the periods presented was:

                                                                                      June 30,                December 31,
                                                                                --------------------          ------------
                                                                                  1996          1995              1995
                                                                               ----------     --------         ----------
                                                                                          (Dollars in thousands)
Loans past due over 90 days:
     Residential                                                                  $3,580         $2,545             $4,354
     Commercial real estate                                                        2,430          2,277              1,416
     Commercial                                                                    1,353            512                226
     Other                                                                           112             48                120
                                                                                  ------         ------             ------
                                                                                  $7,475         $5,382             $6,116
                                                                                  ======         ======             ======
Loans past due over 90 days as a percentage of:
     Loans receivable                                                               1.20%          0.85%              0.96%
     Total assets                                                                   0.71           0.55               0.60

Non-performing assets:
     Non-accrual loans                                                            $7,264         $4,594             $5,181
     Renegotiated loans                                                              523             --                 --
                                                                                 -------         ------             ------
        Total non-performing loans                                                 7,787          4,594              5,181
                                                                                 -------         ------             ------
     Other real estate owned                                                       1,750          2,664                679
                                                                                 -------         ------             ------
        Total non-performing assets                                              $ 9,537         $7,258             $5,860
                                                                                 =======         ======             ======

Total non-performing loans as a
  percentage of total loans                                                         1.22%          0.71%              0.80%
Total non-performing assets as a percentage of:
     Loans receivable and other real estate owned                                   1.53%          1.15%              0.92%
     Total assets                                                                   0.91           0.74               0.57
Loan loss reserve coverage ratios:
     Non-performing assets                                                        122.68%        151.49%            206.33%
     Non-accrual loans                                                            161.07         239.33             233.37
     Total loans                                                                    1.84           1.71               1.86

     The following represents the activity in the allowance for loan losses the six months ended June 30, 1996:

                                                        (In thousands)
     Balance at December 31, 1995                           $ 12,091
     Provision for possible loan losses                          625
     Losses charged to allowance                              (1,087)
     Recoveries                                                   71
                                                            --------
     Balance at June 30, 1996                               $ 11,700
                                                            ========

     The Banks continually review their delinquency position, underwriting and appraisal procedures, charge-off experience, and current real estate market conditions with respect to their entire loan portfolios. While management uses the best information available in establishing the allowance, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

Deposits and Borrowed Funds

     Deposits decreased slightly during the six month period as detailed below:

                                       June 30,        % of total          December 31,        % of total
                                         1996           deposits               1995             deposits
                                       --------       ------------          -----------        -----------
                                                             (Dollars in thousands)
Regular savings accounts               $191,782             24.96%             $191,080             24.83%
NOW accounts                            101,741             13.24               105,846             13.75
Advantage Accounts                       28,081              3.66                30,215              3.93
Money market accounts                    68,236              8.88                64,899              8.43
Non-interest bearing deposits            55,059              7.17                51,858              6.74
                                       --------            ------              --------            ------
                                        444,899             57.91               443,898             57.68
Term deposits                           323,330             42.09               325,666             42.32
                                       --------            ------              --------            ------
          Total deposits               $768,229            100.00%             $769,564            100.00%
                                       ========            ======              ========            ======

     During the period, borrowed funds increased $26,321,000, or 17.87%, as the Banks used these funds from the Federal Home Loan Bank of Boston to match fund certain loans and increase the level of the investment portfolio.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Results of Operations

     Consolidated net income for the three months ended June 30, 1996 totaled $2,968,000, or $0.55 per share, compared to $2,476,000, or $0.47 per share, for the same period last year. This represents an increase of 19.87% in earnings and an increase of 17.02% in earnings per share. The increase in earnings was directly attributable to an increase in net interest income, a decrease in non-interest income, and lower operating expenses, as compared to the same period last year.

Net interest income

     The table below shows the average balance sheet, the interest earned and paid on interest earning assets and interest-bearing liabilities, and the resulting net interest spread and margin for the periods presented.

                                                                               For the three months ended June 30,
                                                               --------------------------------------------------------------------
                                                                           1996                               1995
                                                               --------------------------------   ---------------------------------
                                                                             Interest                       Interest
                                                                 Average     income/    Yield/    Average    income/      Yield/
                                                                 balance     expense     rate     balance    expense       rate
                                                               ----------    --------  --------   --------   -------     --------
                                                                                     (Dollars in thousands)
Assets
Interest-earning assets:
 Mortgage loans                                                $  552,134    $11,664       8.45%  $578,072    $11,995      8.30%
 Other loans                                                       86,020      1,983       9.25     56,629      1,386      9.79
 Investments (a)                                                  327,298      4,899       6.00    285,220      4,371      6.22
                                                               ----------    -------              --------  ---------
Total interest-earning assets                                     965,452     18,546       7.71    919,921     17,752      7.71
Non interest-earning assets                                        64,751                           60,673
                                                               ----------                         --------
 Total                                                         $1,030,203                         $980,594
                                                               ==========                         ========
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
 Deposits                                                      $  709,963    $ 6,572       3.71   $730,407    $ 6,738      3.69
 Borrowed funds                                                   154,261      2,107       5.48    108,998      1,605      5.89
                                                               ----------    -------              --------  ---------
Total interest-bearing liabilities                                864,224      8,679       4.03    839,405      8,343      3.99
Non interest-bearing liabilities:
 Demand deposits                                                   54,255                           42,351
Total cost of funds                                                                        3.79                            3.78
 Other liabilities                                                 15,509                           11,501
 Stockholders' equity                                              96,215                           87,337
                                                               ----------                         --------
 Total                                                         $1,030,203                         $980,594
                                                               ==========                         ========

Net interest income                                                          $ 9,867                          $ 9,409
                                                                             =======                        =========
Interest rate spread                                                                       3.92%                           3.93%
Net interest margin                                                                        4.09%                           4.09%

- - ---------------------------
(a)  Excludes the effect of SFAS 115.

     The increase of $458,000 in net interest income is analyzed as follows:

Quarters ended June 30, 1996 vs. 1995                             Change due to Increase (Decrease)
- - -------------------------------------                             ---------------------------------
                                                  Total       Volume           Rate          Rate/Volume
                                                  -----       ------           ----          -----------
Interest income:                                                    (In thousands)
  Loans                                           $   266     $  291           $  769           $  (794)
  Investment securities                               528      2,579             (407)           (1,644)
                                                  -------     ------           ------           -------
     Total                                            794      2,870              362            (2,438)
                                                  -------     ------           ------           -------
Interest expense:
  Deposits                                           (166)      (299)            (370)              503
  Borrowings                                          502      2,666             (465)           (1,699)
                                                  -------     ------           ------           -------
   Total                                              336      2,367             (835)           (1,196)
                                                  -------     ------           ------           -------
Net interest income                               $   458     $  503           $1,197           $(1,242)
                                                  =======     ======           ======           =======

     The provision for possible loan losses totaled $252,000 for the quarter, compared to $250,000 for the same period last year. The provision reflects the risks associated with the Banks' primary lending objective to increase the level of commercial loans.

Non-interest income

     Total non-interest income decreased $313,000, or 15.75%, to $1,674,000. Fees and charges increased $71,000 due to increased volumes in transaction accounts and the increase in fees charged on certain transactions. Mortgage loan service fees decreased $100,000 as a result of the lower level of loans serviced for investors. During the same period last year the Banks recognized $126,000 from the gain on sale of loans, compared to $12,000 in 1996, as a result in the reduced level of loan sales. In addition, in 1995 $262,000 in gains were recognized from the sale of securities; there were no such sales of securities in 1996.

Non-interest expense

     Salaries and benefits increased $87,000, the net result of the decrease in employees in the residential lending area, an increase in employees in the commercial lending and support areas, and a decline in the cost of medical and retirement benefits. Occupancy and equipment expenses decreased $64,000 as a result of the reduction in costs associated with maintaining the Company's facilities and the elimination of two branch offices. Other real estate owned expense decreased $13,000 as a result of decreased levels of other real estate owned. FDIC deposit insurance premium decreased $473,000, from the reduction in premiums paid on deposits. Other expenses decreased $258,000 due to the Company's focus on reducing costs in 1995 and from the costs eliminated in the acquisition of Braintree and the formation of the holding company to provide support services to both Banks.

Income taxes

     Income taxes for the three months ended June 30, 1996 were 37.97% of pretax income, compared to 36.87% for 1995. The higher effective tax rate was the result of increased utilization of available tax credits in 1995.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Results of Operations

     Consolidated net income for the six months ended June 30, 1996 totaled $5,817,000, or $1.07 per share, compared to $4,827,000, or $0.91 per share, for the same period last year. This represents an increase of 20.51% in earnings and an increase of 17.58% in earnings per share. The increase in earnings was directly attributable to an increase in net interest income, a decrease in non-interest income, and lower operating expenses, as compared to the same period last year.

Net interest income

     The table below shows the average balance sheet, the interest earned and paid on interest earning assets and interest-bearing liabilities, and the resulting net interest spread and margin for the periods presented.

                                                      For the six months ended June 30,
                                        -----------------------------------------------------------------
                                                     1996                              1995
                                        ------------------------------   --------------------------------
                                                      Interest                      Interest
                                          Average     income/   Yield/   Average    income/       Yield/
                                          balance     expense    rate    balance    expense        rate
                                        ----------    --------  ------   -------    --------     --------
                                                              (Dollars in thousands)

Assets
Interest-earning assets:
 Mortgage loans                         $  558,184    $23,402    8.39%   $577,314    $23,641        8.19%
 Other loans                                81,900      3,938    9.62      53,758      2,618        9.74
 Investments                               316,360      9,354    5.93     284,818      8,630        6.06
                                        ----------    -------            --------    -------
Total interest-earning assets              956,444     36,694    7.69     915,890     34,889        7.60
Non interest-earning assets                 62,724                         59,262
                                        ----------                       --------
 Total                                  $1,019,168                       $975,152
                                        ==========                       ========
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
 Deposits                               $  710,489     13,287    3.75    $724,435     12,733        3.52
 Borrowed funds                            147,996      3,965    5.37     115,189      3,352        5.82
                                        ----------    -------            --------    -------
Total interest-bearing liabilities         858,485     17,252    4.05     839,624     16,085        3.86
Non interest-bearing liabilities:
 Demand deposits                            51,615                         41,027
Total cost of funds                                              3.80                               3.68
 Other liabilities                          13,406                          8,992
 Stockholders' equity                       95,662                         85,509
                                        ----------                       --------
 Total                                  $1,019,168                       $975,152
                                        ==========                       ========
Net interest income                                   $19,442                        $18,804
                                                      =======                        =======
Interest rate spread                                             3.89%                              3.92%
Net interest margin                                              4.07%                              4.10%

___________________________
(a)  Excludes the effect of SFAS 115.

     The increase of $638,000 in net interest income is analyzed as follows:

Six months ended June 30,
1996 vs. 1995                                         Change due to Increase (Decrease)
- - -------------------------                             --------------------------------
                                      Total       Volume           Rate          Rate/Volume
                                      -----       ------           ----          -----------
                                                        (In thousands)
Interest income:
  Loans                              $ 1,081       $  750          $ 1,392            $(1,061)
  Investment securities                  724        1,911             (371)              (816)
                                      ------       ------          -------            -------
     Total                             1,805        2,661            1,021             (1,877)
                                      ------       ------          -------            -------
Interest expense:
  Deposits                               554         (113)           1,225               (558)
  Borrowings                             613        1,537             (544)              (380)
                                      ------       ------          -------            -------
     Total                             1,167        1,424              681               (938)
                                      ------       ------          -------            -------
Net interest income                  $   638       $1,237          $   340            $  (939)
                                     =======       ======          =======            =======

     The provision for possible loan and lease losses totaled $625,000 for the six month period, compared to $525,000 for the same period last year. The increased level of the provision reflects the risks associated with the Banks' primary lending objective to increase the level of commercial loans.

Non-interest income

     Total non-interest income decreased $344,000, or 9.50%, to $3,276,000. Fees and charges increased $110,000 due to increased volumes in transaction accounts and the increase in fees charged on certain transactions. Mortgage loan servicing fees decreased $139,000 as a result of the lower level of loans serviced for investors. In 1995, the Banks recognized $149,000 from the gain on sale of loans, compared to $15,000 in 1996, reflecting the reduced level of loan originations and sales. In addition, in 1995 $314,000 in gains were recognized from the sale of securities, compared to $40,000 in 1996.

Non-interest expense

     Total non-interest expense declined $1,349,000, or 9.54%. FDIC deposit insurance premium decreased $937,000, a result of the reduction in premiums paid on deposits. Other expenses decreased $404,000 due to the Company's focus on reducing costs in 1995 and from the costs eliminated in the acquisition of Braintree and the formation of the holding company to provide support services to both Banks. Other real estate owned expense decreased $42,000 as a result of decreased levels of other real estate owned. Salaries and benefits increased $27,000, the net result of the decrease in employees in the residential lending area, an increase in employees in the commercial lending and support areas, and a decline in the cost of medical and retirement benefits. Occupancy and equipment expenses remained relatively flat from the previous year's level.

Income taxes

     Income taxes for the six months ended June 30, 1996 were 37.49% of pretax income, compared to 37.81% for 1995. The slightly lower effective tax rate resulted from the increased utilization of the Massachusetts securities corporation subsidiaries of the Banks, higher income from tax exempt municipal bonds, and the utilization of available tax credits.

Capital Adequacy

     At June 30, 1996 the Company's capital ratios were total capital of 9.25% of total assets, tier 1 risk-based capital ratio of 14.25%, and total risk-based capital of 15.97% (unaudited).

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

     At June 30, 1996 the Banks met all the capital requirements of a "well capitalized" institution as defined by the FDIC. At June 30, 1996, the Banks' regulatory capital ratios (unaudited) were:

                                                  Concord        Braintree
                                                  -------        ---------
Total equity to total assets                         8.81%            8.79%
Tier 1 capital                                       8.59             6.63
Tier 1 risk-based capital                           15.75            11.28
Total risk-based capital                            17.99            12.61

Asset/Liability Management

     The Company's objective with respect to asset/liability management is to position the Company so that changes in interest rates do not have a material impact on net interest income. The primary objective is to manage the assets and liabilities to provide for profitability and capital at prudent levels of liquidity and interest rate, credit, and market risk.

     The Company uses a static gap measurement as well as a modeling approach to review its level of interest rate risk. The internal targets established by the Company are to maintain a static gap of no more than a positive or negative 10% of total assets at the one year time frame. At June 30, 1996, the Company's one year static gap was a negative $36,962,000, or (3.51)% of total assets.

Liquidity

     Deposits and borrowings are the principal sources of funds for use in lending and for general business purposes. Loan and investment amortization and prepayments provide additional significant cash flows. The Company currently has $173,784,000, or 16.52%, of assets in short-term investments and investment and mortgage-backed securities classified available for sale. The Banks are members of the Federal Home Loan Bank of Boston, and as such have access to a combined credit line of $35,000,000 and the ability and capacity to borrow additional funds if needed.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     Neither the Company nor any of its subsidiaries is party to any pending legal proceedings which are material other than routine litigation incidental to their business activities.

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

     At the meeting the following directors were elected to a three year term to expire in 1999. The votes cast totaled 4,675,234; the disposition was as follows:

                                    For          Withheld
                                 --------       ----------
David E. Bradbury                4,629,448      32,808
G. Robert Tod                    4,625,252      37,004

     In addition, upon completion of the meeting the directors' terms continue as follows:

     Name                                    Term to expire in:
     ----                                    ------------------
Robert J. Cutler                                     1997
Carroll P. Griffith, Jr.                             1997
Albert D. Ehrenfried                                 1997
Chester G. Atkins                                    1998
John C. Doody                                        1998
Leon E. Lombard                                      1998

ITEM 5 - OTHER INFORMATION

     Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          EXHIBIT NUMBER                          DESCRIPTION
          --------------                          -----------
              11                   Computation of Per Share Earnings
              27                   Financial Data Schedule
              99                   Selected Financial Data

     (b)  Reports on Form 8-K

          (I) During the second quarter of 1996, the Company filed a Form 8-K dated June 28, 1996 concerning the Company's stock repurchase program. The Form 8-K was filed with and accepted by the SEC on July 1, 1996.

                                  SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Walden Bancorp, Inc.


August 9, 1996                               \s\ David E. Bradbury
- - ------------------------------               ------------------------------
Date                                         David E. Bradbury
                                             Chairman, President, and
                                             Chief Executive Officer



August 9, 1996                               \s\ Michael O. Gilles
- - ------------------------------               ------------------------------
Date                                         Michael O. Gilles
                                             Executive Vice President, Treasurer
                                             and Chief Financial Officer