Form 10-Q
period 1996-09-30
WALDEN BANCORP INC
filed 1996-11-13
CIK 949159

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996        Commission file number 0-28746

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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes         [ ]  No


The number of shares of common stock outstanding of each of the issuer's classes of common stock, as of November 8, 1996 was 5,321,200.

                     WALDEN BANCORP, INC. AND SUBSIDIARIES

                                     INDEX

PART I - FINANCIAL INFORMATION.................................................................  1
          Item 1 - Financial Statements........................................................  1
          Consolidated Balance Sheets..........................................................  1
          Consolidated Statements of Operations................................................  2
          Consolidated Statements of Cash Flows................................................  3
          Consolidated Statements of Changes in Stockholders' Equity...........................  4
          Notes to Consolidated Financial Statements for the Period Ended September 30, 1996...  5
          Item 2 - Management's Discussion and Analysis of Financial Condition.................
          and Results of Operations............................................................. 7

PART II - OTHER INFORMATION.................................................................... 21
          Item 1 - Legal Proceedings........................................................... 21
          Item 2 - Changes in Securities....................................................... 21
          Item 3 - Defaults Upon Senior Securities............................................. 21
          Item 4 - Submission of Matters to a Vote of Security Holders......................... 21
Item 5 - Other Information..................................................................... 21
Item 6 - Exhibits and Reports on Form 8-K...................................................... 21

SIGNATURES..................................................................................... 22
EXHIBITS....................................................................................... 23
 Computation of per share earnings - Exhibit 11................................................ 23
 Selected Financial Data - Exhibit 99.......................................................... 23

 PART I - FINANCIAL INFORMATION
 ITEM 1 - FINANCIAL STATEMENTS

                     Walden Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                   September 30,   December 31,
                                                                        1996           1995
                                                                   --------------  -------------
                                                                   (Unaudited)
ASSETS
Cash and due from banks (Note 6)                                      $   28,775     $   36,316
Short-term investments                                                    15,013         42,673
Investment and mortgage-backed securities
  Available for sale (amortized cost of $158,803 and $125,190)           157,920        125,337
  Held to maturity (market value of $164,594 and $130,293)               167,109        131,230
Loans receivable, net                                                    621,847        636,174
Accrued interest receivable                                                6,429          5,944
Stock in Federal Home Loan Bank of Boston                                 11,449          7,527
Co-operative Central Bank Reserve Fund                                     3,207          3,207
Premises and equipment, net                                               12,341         12,849
Other real estate owned                                                    1,245            679
Prepaid expenses and other assets                                          6,449          4,196
Deferred tax asset                                                         4,382          4,539
Goodwill                                                                  13,227         14,060
                                                                      ----------     ----------
                                                                      $1,049,393     $1,024,731
                                                                      ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
          Deposits                                                    $  759,412     $  769,564
          Borrowed funds                                                 181,325        147,324
          Advance payments by borrowers for taxes and insurance            4,660          4,185
          Accrued expenses and other liabilities                           4,258          5,650
          Subordinated debenture                                           4,689          4,619
                                                                      ----------     ----------
               Total liabilities                                         954,344        931,342
                                                                      ----------     ----------
Commitments and Contingencies (Note 7)
Stockholders' equity:
          Common stock, par value $1.00 per share, issued
               and outstanding 5,319,700 and 5,261,449 shares              5,320          5,261
          Additional paid-in capital                                      38,114         37,944
          Retained income                                                 56,505         50,077
          Treasury Stock, at cost (204,808 shares)                        (4,169)            --
          Net unrealized (loss) gain on investments
           available for sale, net of tax                                   (721)           107
                                                                      ----------     ----------
               Total stockholders' equity                                 95,049         93,389
                                                                      ----------     ----------
                                                                      $1,049,393     $1,024,731
                                                                      ==========     ==========

Equity-to-asset ratio                                                       9.06%          9.11%
Book value per share                                                      $18.58         $17.75

  The accompanying notes are an integral part of these consolidated financial statements.

                     Walden Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                     (In thousands, except per share data)

                                                                            Three months ended                Nine months ended
                                                                               September 30,                    September 30,
                                                                            -------------------               -----------------
                                                                            1996             1995            1996            1995

Interest income:                                                                                 (Unaudited)
     Mortgage loans                                                          $   11,572   $   12,313          $   34,975  $   35,953
     Other loans                                                                  2,101        1,498               6,041       4,117
     Investments                                                                  5,441        4,203              14,804      12,833
                                                                             ----------   ----------          ----------  ----------
     Total interest income                                                       19,114       18,014              55,820      52,903
                                                                             ----------   ----------          ----------  ----------
Interest expense:
     Deposits                                                                     6,639        6,981              19,941      19,714
     Borrowed funds                                                               2,640        1,418               6,602       4,770
                                                                             ----------   ----------          ----------  ----------
     Total interest expense                                                       9,279        8,399              26,543      24,484
                                                                             ----------   ----------          ----------  ----------
     Net interest income before provision for
      possible loan losses                                                        9,835        9,615              29,277      28,419
Provision for possible loan losses                                                  299          250                 926         775
                                                                             ----------   ----------          ----------  ----------
     Net interest income after provision for possible loan losses                 9,536        9,365              28,351      27,644
                                                                             ----------   ----------          ----------  ----------
Non-interest income:
     Fees and charges                                                               871          851               2,593       2,468
     Mortgage loan servicing fees                                                   572          659               1,820       2,046
     Income from real estate operations                                              51           20                 131          49
     Gain on sale of loans                                                           --            2                  16         151
     Gain on sale of securities                                                      --           27                  40         341
     Gain on sale of other real estate owned                                          9            4                  25          29
     Miscellaneous                                                                  274          117                 424         225
                                                                             ----------   ----------          ----------  ----------
     Total non-interest income                                                    1,777        1,680               5,049       5,309
                                                                             ----------   ----------          ----------  ----------
     Income before non-interest expense and income taxes                         11,313       11,045              33,400      32,953
                                                                             ----------   ----------          ----------  ----------
Non-interest expense:
     Salaries and benefits                                                        3,392        3,253              10,091       9,923
     Occupancy and equipment                                                        992        1,073               3,068       3,142
     Amortization of goodwill and other intangibles                                 279          278                 834         834
     Deposit insurance premium                                                       --          (42)                  3         905
     Other real estate owned expense                                                 45           28                  84         109
     Provision for market value decline on other real estate owned                   --           83                  --          93
     Other                                                                        1,845        2,118               5,259       5,931
                                                                             ----------   ----------          ----------  ----------
     Total non-interest expense                                                   6,553        6,791              19,339      20,937
                                                                             ----------   ----------          ----------  ----------
     Income before income taxes                                                   4,760        4,254              14,061      12,016
Income tax expense                                                                1,719        1,640               5,206       4,575
                                                                             ----------   ----------          ----------  ----------
     Net income                                                              $    3,041   $    2,614          $    8,855  $    7,441
                                                                             ==========   ==========          ==========  ==========
Earnings per share                                                                 $.58         $.49               $1.65       $1.40
                                                                             ==========   ==========          ==========  ==========
Dividends paid per share                                                           $.16         $.11                $.46        $.32
                                                                             ==========   ==========          ==========  ==========
 Weighted Average shares outstanding (fully diluted)                          5,275,777    5,354,095           5,376,949   5,322,319

  The accompanying notes are an integral part of these consolidated financial statements.

                     Walden Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

(In thousands)                                                                          Nine months ended September 30,
                                                                                        --------------------------------
                                                                                                1996        1995
                                                                                              --------     -------

                                                                                                  (Unaudited)
Net cash flows from operating activities:
          Net income                                                                         $   8,855   $   7,441
          Adjustments to reconcile net income to net cash provided by operating activities:
            Provision for possible loan losses                                                     926         775
            Provision for other real estate owned                                                   --          93
            Provision for depreciation and amortization                                          1,088       1,011
            Amortization of goodwill                                                               834         834
            Amortization of investment securities discounts and premiums, net                       15         372
            Amortization of loan fees and discounts                                               (704)       (148)
            Amortization of discount on subordinated debenture                                      70          68
            (Gain) loss on sale of securities                                                      (40)       (341)
            Equity in limited partnership losses                                                    71         126
            Loans originated for sale                                                           (2,592)    (10,436)
            Loans sold                                                                           2,608      11,555
            Gain on sale of loans                                                                  (16)       (151)
            Gain on sale of other real estate owned                                                (25)        (29)
            Increase in accrued interest receivable                                               (485)       (507)
            Increase in prepaid expense and other assets                                        (2,324)     (2,462)
            Increase in deferred income tax asset (excluding SFAS 115)                             498         239
            Decrease in income tax receivable                                                       --         356
            Decrease in accrued taxes, payments due from borrowers and other liabilities          (917)       (989)
                                                                                             ---------   ---------
          Net cash provided by operating activities                                              7,862       7,807
                                                                                             ---------   ---------
Net cash flows from investing activities:
            Maturities and principal repayments on investments held to maturity                 32,363      18,622
            Maturities and principal repayments on investments available for sale               32,888      18,130
            Proceeds from sales of investments available for sale                                3,000      31,137
            Purchase of investments held to maturity                                           (66,515)     (3,243)
            Purchase of investments available for sale                                         (71,344)    (36,668)
            Purchase of FHLB of Boston Stock                                                    (3,922)         --
            Loans originated and principal payments, net                                        12,323     (22,235)
            Capital expenditures                                                                  (580)     (1,991)
            Proceeds from sales of real estate held for sale                                        --          62
            Proceeds from sales of and receipts on other real estate owned                       1,242       2,277
                                                                                             ---------   ---------
          Net cash (used) provided for investing activities                                    (60,545)      6,091
                                                                                             ---------   ---------
Net cash flows from financing activities:
            Net deposit activity                                                               (10,152)     20,471
            Proceeds from borrowings                                                           251,008     262,681
            Repayment of borrowings                                                           (217,007)   (287,648)
            Purchase of treasury stock                                                          (5,047)         --
            Cash dividends paid on common stock                                                 (2,427)     (1,691)
            Proceeds from exercise of stock options                                              1,107         512
                                                                                             ---------   ---------
          Net cash provided (used) by financing activities                                      17,482      (5,675)
                                                                                             ---------   ---------
Net (decrease) increase in cash and cash equivalents:                                          (35,201)      8,223
          Cash and cash equivalents at beginning of period                                      78,989      38,085
                                                                                             ---------   ---------
          Cash and cash equivalents at end of period                                         $  43,788   $  46,308
                                                                                             =========   =========

Supplemental disclosure of cash flow information:
          Cash paid during period for:
            Interest                                                                            26,345      24,354
            Income taxes                                                                         5,049       4,171

Supplemental disclosure of non-cash investing and financing:
            Foreclosures                                                                         1,783       1,762
            Loans transferred to performing status from foreclosure                                 --       1,033

  The accompanying notes are an integral part of these consolidated financial statements.

                     Walden Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                                 (In thousands)




                                                                                          Net
                                                                                      Unrealized
                                                  Additional                        Gain/(Loss) on       Total
                                         Common    Paid-in    Retained   Treasury     Investment     Stockholders'
                                          Stock    Capital     Income      Stock      Securities         Equity
                                         -------  ----------  ---------  ---------  ---------------  --------------

Balance at December 31, 1994              $5,128     $36,884   $43,140   $                 $(3,622)        $81,530
                                                                         --
Net income                                    --          --     9,299         --               --           9,299
Proceeds from sale of stock under
      stock purchase and option plans        133         961        --         --               --           1,094
Cash dividend ($0.45 per share)               --          --    (2,362)        --               --          (2,362)
Tax benefit from exercise of
       stock options                          --          99        --         --               --              99
Change in net unrealized loss on
       investments available for sale         --          --        --         --            3,729           3,729
                                          ------     -------   -------   --------          -------         -------

Balance at December 31, 1995               5,261      37,944    50,077         --              107          93,389
Net income                                    --          --     8,855         --               --           8,855
Purchase of treasury stock                    --          --        --     (5,047)              --          (5,047)
Proceeds from sale of stock under
      stock purchase and option plans         59         170        --        878               --           1,107
Cash dividend ($0.46 per share)               --          --    (2,427)        --               --          (2,427)
Tax benefit from exercise of
      stock options                           --          --        --         --               --              --
Change in net unrealized loss on
      investments available for sale          --          --        --         --             (828)           (828)
                                          ------     -------   -------   --------          -------         -------
Balance at September 30, 1996             $5,320     $38,114   $56,505    $(4,169)         $  (721)        $95,049
 (Unaudited)                              ======     =======   =======   ========          =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1996


(1)       Accounting Principles
          ---------------------

          The accompanying unaudited consolidated financial statements of Walden Bancorp, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the current fiscal year.

          For further information, refer to the consolidated financial statements included in the Company's annual report and Form 10-K for the period ended December 31, 1995, and Form 10-Q for the periods ended March 31, 1996 and June 30, 1996, filed with the Securities and Exchange Commission.

          As a result of the pooling of interests discussed in Note 2, these consolidated financial statements reflect the Company's consolidated operations as if the pooling occurred on January 1, 1995.

(2)       Organization
          ------------

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

(3)       Acquisition
          -----------

          On August 30, 1996 Walden announced that it had signed a definitive agreement to be acquired by UST Corp. ("UST") (NASDAQ:USTB). Under the terms of agreement (The "Affiliation Agreement"), Walden shareholders will receive
1.9 shares of UST common stock for each share of Walden common stock, in a tax-free exchange. As part of the acquisition, three of

Walden's directors will assume seats on the board of directors of UST Corp. The acquisition, which will be accounted for as a pooling of interests, is expected to close during the first quarter of 1997, subject to shareholder and regulatory approvals.

          As a condition precedent to UST Corp. entering into the Affiliation Agreement, and in consideration therefor (without other consideration or monetary payment), UST Corp. and Walden entered into a Stock Option Agreement on August 30, 1996 (the "Stock Option Agreement"). The Stock Option Agreement is intended to protect UST's interest under the Affiliation Agreement upon the occurrence of certain events which may create the potential for a third party to acquire or obtain control of Walden. The Stock Option Agreement may discourage competing offers to acquire Walden by third parties other than UST or a subsidiary of UST and increase the likelihood that the affiliation will be consummated in accordance with the terms of the Affiliation Agreement.

          Pursuant to the Stock Option Agreement, Walden granted UST an option (the "Option") to purchase, under certain circumstances and subject to adjustment, up to 19.9% of the issued and outstanding fully paid and nonassessable shares of Walden Common Stock at a price of $20.50 per share. The Option is exercisable upon the occurrence of certain events that create the potential for a third party to acquire or obtain control of Walden. In lieu of exercising the Option, UST or any permitted transferee of UST can require Walden to repurchase, for a formula price, the Option or any shares of Walden Common Stock purchased upon exercise of the Option. To the best knowledge of UST and Walden, no such event which would permit exercise of the Option has occurred as of today. Upon the successful closing of the merger, the option will expire unexercised.

(4)  Recent Accounting Pronouncements
     --------------------------------

          On January 1, 1996 the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of the carrying amount or fair value less cost to sell. The adoption of the statement had no material impact on the reported results of operations for the period ended September 30, 1996.

          On January 1, 1996 the Company adopted the FASB SFAS 122 Accounting for Mortgage Servicing Rights. This statement requires that a mortgage banking enterprise recognize, as separate assets, rights to service mortgage loans for others regardless of the manner in which the servicing rights are acquired. In addition, capitalized mortgage servicing rights are required to be assessed
periodically for impairment based on the fair value of those rights.   The
adoption of the statement had no material impact on the reported results of operations for the period ended September 30, 1996.

(5)       Stock Repurchase Program
          ------------------------

          On June 24, 1996, Walden announced the commencement of a stock repurchase program to acquire certain shares of the Company's common stock, which represents approximately 4.13 percent of the outstanding common stock. Walden holds the repurchased shares as treasury stock which are available for general corporate purposes, including issuance under the Company's employee stock option plans. The repurchase program was intended to be completed by December 31, 1996 and was dependent upon market conditions and the availability of shares. As of September 30, 1996, 204,808 shares were held in treasury stock. Walden discontinued its repurchase program August 30, 1996 after announcing its agreement with UST.

 (6) Restrictions on Cash and Due From Banks
     ---------------------------------------

          The Banks must maintain reserves under Regulation D issued by the Federal Reserve Board. Commercial checking accounts, NOW accounts, and other types of accounts that permit payments or transfers to third parties are subject to Regulation D reserve requirements, as are any non-personal time deposits.
The Banks currently meet this reserve requirement through their deposits at the Federal Reserve Bank of Boston and their cash on hand.

(7)       Commitments and Contingencies
          -----------------------------

          In the ordinary course of business, the Company and its subsidiaries become defendants in a variety of judicial and administrative proceedings. In the opinion of management, there is no proceeding pending, which in the event of an adverse decision, would be likely to result in a material adverse change in the financial condition or results of operations of the Company and its subsidiaries.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Agreement with UST Corp.
------------------------

          On August 30, 1996 Walden announced that it had signed a definitive agreement to be acquired by UST Corp. (NASDAQ:USTB). Under the terms of the agreement, Walden shareholders will receive 1.9 shares of UST common stock for each share of Walden common stock, in a tax-free exchange. As part of the acquisition, three of Walden's directors will assume seats on UST's board of directors. The acquisition, which will be accounted for as a pooling of interests, is expected to close during the first quarter of 1997, subject to shareholder and regulatory approvals.

          As a condition precedent to UST Corp. entering into the Affiliation Agreement, and in consideration therefor (without other consideration or monetary payment), UST Corp. and Walden entered into a Stock Option Agreement, which is intended to protect UST's interest under the Affiliation Agreement upon the occurrence of certain events which may create the potential for a third party to acquire or obtain control of Walden. The Stock Option Agreement may discourage competing offers to acquire Walden by third parties other than UST or a subsidiary of UST and increase the likelihood that the Affiliation will be consummated in accordance with the terms of the Affiliation Agreement.

          Pursuant to the Stock Option Agreement, Walden granted UST an option to purchase, under certain circumstances and subject to adjustment, up to 19.9% of the issued and outstanding fully paid and nonassessable shares of Walden Common Stock at a price of $20.50 per share. The Option is exercisable upon the occurrence of certain events that create the potential for a third party to acquire or obtain control of Walden. In lieu of exercising the Option, UST or any permitted transferee of UST can require Walden to repurchase, for a formula price, the Option or any shares of Walden Common Stock purchased upon exercise of the Option. To the best knowledge of UST and Walden, no such event which would permit exercise of the Option has occurred as of today. Upon the successful closing of the merger, the option will expire unexercised.

          A special meeting of shareholders will be held on December 17, 1996. Shareholders of record as of November 4, 1996 will be eligible to vote at the meeting.

General
-------

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

          Concord has three active subsidiaries: Walden Financial Corporation, Builders Collaborative Inc., and Walden Securities Corporation, Inc. Braintree has three active subsidiaries: Braintree Savings Corporation, Bra-Prop Corporation, and Braintree Securities Corporation. Builders Collaborative Inc.'s and Bra-Prop Corporation's primary line of business is the ownership and management of real properties owned by the Banks. Walden Financial operates as a leasing company, leasing depreciable equipment and buildings to the Banks. Braintree Savings Corporation's primary line of business is limited partnership investments. Walden Securities Corporation, Inc. and Braintree Securities Corporation were established to act solely for the purpose of acquiring and holding security investments which are permissible for banks under Massachusetts' law.

          The Banks' business activities are concentrated in Eastern Massachusetts. All retail banking activity is conducted through the banking offices. Lending operations, particularly loan originations, are conducted from the retail offices and at the point of sale. Neither Bank nor any of their subsidiaries conduct business on a national or international basis.

          The consolidated operating results of the Company depend primarily on its net interest and dividend income, which is the difference between (i) interest and dividend income on earning assets, primarily loans and investment securities, and (ii) interest expense on interest bearing liabilities, which consist of deposits and borrowings. Results of operations are also affected by the provision for loan and lease losses, the level of non-interest income, including deposit and loan fees, and gains on sales of assets, operating expenses, and income taxes.

FINANCIAL CONDITION

Investments

          The table below sets forth the composition of the Company's short-term investments as of the dates presented:

                                                           September 30, 1996       December 31, 1995
                                                          --------------------      -----------------
                                                                         (In thousands)
Federal Home Loan Bank overnight deposits                      $ 9,460                     $ 20,171
Interest bearing deposits in banks                               3,500                        6,400
Regulated investment funds                                       2,053                       16,102
                                                               -------                      --------
                                                               $15,013                      $ 42,673
                                                               =======                      ========


    The tables below show the investment and mortgage-backed securities portfolios as of the dates presented.

    The amortized cost and estimated market values of investments available for sale were:

                                                                            September 30, 1996              December 31, 1995
                                                                            ------------------              -----------------
                                                                                     Estimated                     Estimated
                                                                  Amortized            market     Amortized          market
                                                                    cost               value        cost             value
                                                                ------------------   ---------  -----------    -----------------
INVESTMENT SECURITIES:                                                                  (In thousands)

  U.S. Treasuries                                                    $ 53,540         $ 53,588     $ 27,301           $ 27,523
  Government agencies and corporate obligations                        22,883           22,717       12,128             12,182
  Corporate bonds and notes                                            22,435           22,312       19,061             19,117
  Common and preferred stocks                                           6,827            6,762        5,177              5,178
                                                                     --------         --------     --------           --------
                                                                      105,685          105,379       63,667             64,000
                                                                     --------         --------     --------           --------
MORTGAGE-BACKED SECURITIES:
  GNMA, FNMA, and FHLMC                                                36,474           36,482       43,392             43,647
  Collateralized mortgage obligations:
    GNMA, FNMA, and FHLMC                                              12,785           12,211       12,265             11,831
    Privately issued (a)                                                3,859            3,848        5,866              5,859
                                                                     --------         --------     --------           --------
                                                                       53,118           52,541       61,523             61,337
                                                                     --------         --------     --------           --------
                                                                     $158,803         $157,920     $125,190           $125,337
                                                                     ========         ========     ========           ========

(a) Rated Investment Grade.

          As a result of the increase in interest rates since the first of the year and the corresponding decrease in the market value of the investments classified as available for sale, a $721,000 net unrealized loss is included as a separate component of stockholders' equity at September 30, 1996, compared to an unrealized gain of $107,000 at December 31, 1995.

          The amortized cost and estimated market values of investments held to maturity were:

                                                                 September 30, 1996                  December 31, 1995
                                                               -----------------------               -----------------
                                                                                         Estimated                       Estimated
                                                                      Amortized           market         Amortized        market
                                                                        cost               value           cost            value
                                                               -----------------------  -----------  -----------------  -----------
INVESTMENT SECURITIES:                                             (In thousands)
  Government agencies and corporate obligations                     $ 32,408              $ 31,968         $ 33,705    $ 33,339
  Municipal bonds and notes                                            7,513                 7,536            6,045       6,088
                                                                    --------              --------         --------    --------
                                                                      39,921                39,504           39,750      39,427
                                                                    --------              --------         --------    --------
MORTGAGE-BACKED SECURITIES:
  GNMA, FNMA and FHLMC                                                51,408                49,839           56,410      56,012
  Collateralized mortgage obligations:
    GNMA, FNMA and FHLMC                                              55,329                55,077           13,334      13,271
    Privately issued (a)                                              20,451                20,174           21,736      21,583
                                                                    --------              --------         --------    --------
                                                                     127,188               125,090           91,480      90,866
                                                                    --------              --------         --------    --------
                                                                    $167,109              $164,594         $131,230    $130,293
                                                                    ========              ========         ========    ========

(a) Rated Investment Grade.

Loans and leases

   Since December 31, 1995, net loans receivable decreased by $14,327,000, or 2.25%, as detailed below:

                                                                           September 30, % of total         December 31,  % of total

                                                                                 1996      loans              1995         loans
                                                                             --------   ----------            --------   ----------
Mortgage loans:                                                                            (Dollars in thousands)
            Residential                                                      $354,873        55.92%           $376,896       57.99%
            Commercial real estate                                            137,916        21.73             155,339       23.90
            Construction and land                                              35,187         5.55              32,880        5.06
            Second mortgage and home equity                                    23,367         3.68              25,176        3.88
                                                                             --------     --------            --------    --------
            Total mortgage loans                                              551,343        86.88             590,291       90.83
                                                                             --------     --------            --------    --------
Commercial loans                                                               73,837        11.64              50,451        7.76
Other loans                                                                     9,382         1.48               9,157        1.41
                                                                             --------     --------            --------    --------
            Total loans                                                       634,562       100.00%            649,899      100.00%
                                                                             --------     ========            --------    ========
Deduct:
            Allowance for loan loss                                            11,332                           12,091
            Unearned discount                                                     410                              953
            Deferred loan fees                                                    973                              681
                                                                             --------                         --------
Loans receivable, net                                                        $621,847                         $636,174
                                                                             ========                         ========

          The Banks' primary lending focus is commercial and small business lending. At September 30, 1996, commercial real estate, construction and land, and commercial loans increased and represented 38.92% of total loans, compared to 36.72% at December 31, 1995.

          Residential mortgage loans decreased as a result of the lower origination levels from the reduction of mortgage banking activities. The net reduction in loans has come primarily from the decline in residential first mortgage loans. At September 30, 1996 loans serviced for investors decreased to $598,460,000, from $672,154,000 at December 31, 1995. With the elimination of the mortgage banking activities, it is expected that the level of residential mortgage loans and loans serviced for others will continue to decline in future periods.

Asset Quality

          During the period from December 31, 1995 to September 30, 1996, non-performing assets increased from $5,860,000 to $8,756,000. Non-performing assets increased $3,556,000 from September 30, 1995 to September 30, 1996. At September 30, 1996, non-performing assets represented 0.83% of total assets and 1.41% of total net loans receivable and other real estate owned, compared to 0.57% and 0.92%, respectively, at December 31, 1995. The increase in non-performing assets was primarily in other real estate owned and commercial loans past due over 90 days.

          While the level of non-performing loans has increased from prior period levels, management believes that the current levels are manageable and are not indicative of any negative trends in asset quality. Even with the increase in non-performing assets, the loan loss coverage ratios remain strong at 129.42% of non-performing assets, 167.76% of non-accrual loans, and 1.79% of total loans. Refer to allowance for loan losses for discussion concerning the loan loss reserve methodology.

          The composition of non-performing assets for the periods presented was:

                                                                      September 30,           December 31,
                                                                ------------------------     -------------
                                                                    1996          1995           1995
                                                                -----------   ----------     -------------
                                                                       (Dollars in thousands)
Loans past due 90 days or more:
          Residential:
              Accruing                                            $   236        $   527        $   358
              Non-accruing                                          3,326          2,614          3,996
          Commercial real estate:
              Accruing                                                 87             --             --
              Non-accruing                                          2,461          1,637          1,416
          Commercial:
              Accruing                                                287             --             --
              Non-accruing                                            699              7            226
          Consumer:
              Accruing                                                 --             35             --
              Non-accruing                                            141             10            120
                                                                  -------        -------        -------
                                                                  $ 7,237        $ 4,830        $ 6,116
                                                                  =======        =======        =======
Loans past due 90 days or more as a percentage of:
          Loans receivable, net                                      1.16%          0.76%          0.96%
          Total assets                                               0.69           0.49           0.60

Non-performing assets:
          Non-accrual loans (a)                                   $ 6,755        $ 4,513        $ 5,181
          Renegotiated loans                                          756             --             --
                                                                  -------        -------        -------
            Total non-performing loans (b)                          7,511          4,513          5,181
                                                                  -------        -------        -------
          Other real estate owned                                   1,245            687            679
                                                                  -------        -------        -------
            Total non-performing assets (b)                       $ 8,756        $ 5,200        $ 5,860
                                                                  =======        =======        =======

Total non-performing loans as a
  percentage of total loans (b)                                      1.18%          0.70%          0.80%
Total non-performing assets as a percentage of:
          Loans receivable, net and other real estate owned (b)      1.41%          0.82%          0.92%
          Total assets                                               0.83           0.53           0.57
Loan loss reserve coverage ratios:
          Non-performing assets                                    129.42%        230.04%        206.33%
          Non-accrual loans                                        167.76         265.06         233.37
          Total loans                                                1.79           1.85           1.86

(a) Includes loans less than 90 days or more past due and classified as non-accrual.
(b) Non-performing loans and assets exclude accruing loans contractually past due 90 days or more.

Potential Problem Loans

          Potential Problem loans are loans which cause management to have serious doubts as to the ability of borrowers to comply with present loan repayment terms and are not now disclosed as nonaccrual, accruing past due 90 days or more, or renegotiated. Based on management's opinion, at September 30, 1996 there are no potential problem loans that are not disclosed as nonaccrual, accruing past due 90 days or more, or renegotiated.

Allowance for Loan Losses

          The following represents the activity in the allowance for loan losses for the nine months ended September 30, 1996:

                                                (In thousands)
          Balance at December 31, 1995                $12,091
          Provision for possible loan losses              926
          Losses charged to allowance                  (1,781)
          Recoveries                                       96
                                                      -------
          Balance at September 30, 1996               $11,332
                                                      =======

          The management of the subsidiary banks analyze the adequacy of the allowance for loan losses at least quarterly. Management measures the adequacy of allowance for loan losses by assigning loans into risk categories based on a loan classification system modeled after the bank regulatory classification system. In addition to the classification of loans based on the risk characteristics of the portfolio, management considers many other factors in determining the adequacy of the loan loss reserve, including trends in loan delinquencies and charge-offs, underlying collateral, current and anticipated economic conditions that may affect the borrowers' ability to pay, and specific and potential problem loans. While management uses the best information available in establishing the allowance, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowance for loan losses. Such agencies may require the Banks to recognize additions to the allowance based on judgments different from those of management.


Deposits and Borrowed Funds

          Deposits decreased slightly during the nine month period as detailed below:

                                     September 30,       % of total   December 31,  % of total
                                          1996            deposits        1995       deposits
                                 ----------------------  -----------  ------------  -----------
                                                      (Dollars in thousands)
Regular savings accounts            $182,740                  24.06%      $191,080       24.83%
NOW accounts                          95,600                  12.59        105,846       13.75
Advantage Accounts                    28,395                   3.74         30,215        3.93
Money market accounts                 76,009                  10.01         64,899        8.43
Non-interest bearing deposits         58,463                   7.70         51,858        6.74
                                    --------                 ------       --------      ------
                                     441,207                  58.10        443,898       57.68
Term deposits                        318,205                  41.90        325,666       42.32
                                    --------                 ------       --------      ------
          Total deposits            $759,412                 100.00%      $769,564      100.00%
                                    ========                 ======       ========      ======

          During the period, borrowed funds increased $34,001,000, or 23.08%, as the Banks used these funds from the Federal Home Loan Bank of Boston to match fund certain loans and increase the level of the investment portfolio.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Results of Operations

          Consolidated net income for the three months ended September 30, 1996 totaled $3,041,000, or $0.58 per share, compared to $2,614,000, or $0.49 per share, for the same period last year. This represents an increase of 16.34% in earnings and an increase of 18.37% in earnings per share. The increase in earnings was directly attributable to an increase in net interest income, an increase in non-interest income, and lower operating expenses, as compared to the same period last year. The increase in earnings per share is attributable to both the increase in earnings and the decrease in weighted average shares outstanding.

Net interest income

          The table below shows the average balance sheet, the interest earned and paid on interest earning assets and interest-bearing liabilities, and the resulting net interest spread and margin for the periods presented. Loan balances on non-accruing loans are included in the average balances outstanding.



                                                                       For the three months ended September 30,
                                          ------------------------------------------------------------------------------------------
                                                              1996                                             1995
                                          ---------------------------------------------       -------------------------------------
                                                             Interest                                         Interest
                                             Average         income/           Yield/           Average        income/      Yield/
                                             balance         expense            rate            balance        expense       rate
                                          ------------     -----------        ---------       -----------     ---------    --------
                                                                        (Dollars in thousands)
Assets
Interest-earning assets:
  Mortgage loans                            $  546,008     $11,572              8.48%          $580,696       $12,313          8.48%
  Other loans                                   89,668       2,101              9.30             63,307         1,498          9.39
  Investments (a)                              353,588       5,441              6.16            276,640         4,203          6.08
                                            ----------     -------                             --------       -------
Total interest-earning                         989,264      19,114              7.73            920,643        18,014          7.83
 assets
Non interest-earning assets                     58,697                                           56,878
                                            ----------                                         --------
  Total                                     $1,047,961                                         $977,521
                                            ==========                                         ========
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Deposits                                  $  710,261     $ 6,639              3.71           $733,326       $ 6,981          3.78
  Borrowed funds                               182,385       2,640              5.74             98,372         1,418          5.72
                                            ----------     -------                             --------       -------
Total interest-bearing liabilities             892,646       9,279              4.12            831,698         8,399          4.01
Non interest-bearing liabilities:
 Demand deposits                                56,352          --                --             45,728            --
                                            ----------     -------                             --------       -------
Total cost of funds                            948,998       9,279              3.88            877,426         8,399          3.80
  Other liabilities                              4,939                                            9,960
  Stockholders' equity                          94,024                                           90,135
                                            ----------                                         --------
  Total                                     $1,047,961                                         $977,521
                                            ==========                                         ========

Net interest income                                        $ 9,835                                            $ 9,615
                                                           =======                                            =======
Interest rate spread                                                            3.85%                                          4.03%
Net interest margin                                                             3.98%                                          4.18%

---------------------------
(a)  Excludes the effect
 of SFAS 115.

        The increase of $220,000 in net interest income is analyzed as follows:

Quarters ended September 30, 1996 vs. 1995                                Change due to Increase (Decrease)
------------------------------------------                                --------------------------------
                                                            Total         Volume                    Rate     Rate/Volume
                                                           -------        -------                 --------   -----------
Interest income:                                                                  (In thousands)
            Loans                                             $  (138)      $(20)                $  (112)        $  (6)
            Investment securities                               1,238         54                   1,169            15
                                                              -------      -----                 -------       -------
                 Total                                          1,100         34                   1,057             9
                                                              -------      -----                 -------       -------
Interest expense:
            Deposits                                             (342)      (127)                   (219)            4
            Borrowings                                          1,222          6                   1,211             5
                                                              -------      -----                --------       -------
                 Total                                            880       (121)                    992             9
                                                              -------      -----                --------       -------
Net interest income                                           $   220      $ 155                 $    65        $   --
                                                              =======      =====                ========       =======

Provision for loan losses

          The provision for possible loan losses totaled $299,000 for the quarter, compared to $250,000 for the same period last year. The provision reflects the risks associated with the Banks' primary lending objective to increase the level of commercial loans.

Non-interest income

          Total non-interest income increased $97,000, or 5.77%, to $1,777,000. Fees and charges increased $20,000 due to increased volumes in transaction accounts and the increase in fees charged on certain transactions. Mortgage loan service fees decreased $87,000 as a result of the lower level of loans serviced for investors. In addition, in 1995 $27,000 in gains were recognized from the sale of securities; there were no such sales of securities during the third quarter of 1996.

Non-interest expense

          Total non-interest expense decreased $238,000, or 3.50%. Salaries and benefits increased $139,000, the net result of the decrease in employees in the residential lending area, an increase in employees in the commercial lending and support areas, and a decline in the cost of medical and retirement benefits. Occupancy and equipment expenses decreased $81,000 as a result of the reduction in costs associated with maintaining the Company's facilities and the elimination of two branch offices. Deposit insurance premium increased $42,000 due to the FDIC deposit insurance premium rebates received by the Banks during the third quarter of 1995. Other expenses decreased $273,000 due to the Company's focus on reducing costs and from the costs eliminated in the acquisition of Braintree and the formation of the holding company to provide support services to both Banks.

Income taxes

          Income taxes for the three months ended September 30, 1996 were 36.11% of pretax income, compared to 38.55% for 1995. The lower effective tax rate resulted from the increased utilization of the Massachusetts securities corporation subsidiaries of the Banks, higher income from tax exempt municipal bonds, and the utilization of available tax credits.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Results of Operations

          Consolidated net income for the nine months ended September 30, 1996 totaled $8,855,000, or $1.65 per share, compared to $7,441,000, or $1.40 per share, for the same period last year. This represents an increase of 19.00% in earnings and an increase of 17.86% in earnings per share. The increase in earnings was directly attributable to an increase in net interest income, a decrease in non-interest income, and lower operating expenses, as compared to the same period last year.

Net interest income

          The table below shows the average balance sheet, the interest earned and paid on interest earning assets and interest-bearing liabilities, and the resulting net interest spread and margin for the periods presented. Loan balances on non-accruing loans are included in the average balances outstanding.

                                                               For the nine months ended September 30,
                                      -------------------------------------------------------------------------------------------
                                                            1996                                             1995
                                      ------------------------------------------------  -----------------------------------------
                                                           Interest                                          Interest
                                           Average          income/          Yield/            Average        income/      Yield/
                                           balance          expense           rate             balance        expense       rate
                                      ---------------  --------------  ---------------  -----------------  ---------  ------------
                                                                         (Dollars in thousands)
Assets
Interest-earning assets:
  Mortgage loans                            $  554,205        $34,975             8.41%           $574,771   $35,953          8.34%
  Other loans                                   84,181          6,041             9.59              60,108     4,117          9.16
  Investments (a)                              326,768         14,804             6.04             283,649    12,833          6.03
                                            ----------        -------                             --------  --------
Total interest-earning                         965,154         55,820             7.71             918,528    52,903          7.68
 assets
Non interest-earning assets                     63,612                                              56,220
                                            ----------                                            --------
  Total                                     $1,028,766                                            $974,748
                                            ==========                                            ========
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Deposits                                  $  711,736        $19,941             3.74            $727,420   $19,714          3.62
  Borrowed funds                               156,374          6,602             5.64             109,235     4,770          5.84
                                            ----------        -------                             --------  --------
Total interest-bearing liabilities             868,110         26,543             4.08             836,655    24,484          3.91
Non interest-bearing liabilities:
  Demand deposits                               53,218             --                               42,603        --
                                            ----------        -------                             --------  --------
Total cost of funds                            921,328         26,543             3.85             879,258    24,484          3.72
  Other liabilities                             12,322                                               8,233
  Stockholders' equity                          95,116                                              87,257
                                            ----------                                            --------
  Total                                     $1,028,766                                            $974,748
                                            ==========                                            ========

Net interest income                                           $29,277                                        $28,419
                                                              =======                                       ========
Interest rate spread                                                              3.86%                                       3.96%
Net interest margin                                                               4.04%                                       4.13%

---------------------------
(a)  Excludes the effect
 of SFAS 115.

        The increase of $858,000 in net interest income is analyzed as follows:


Nine months ended September 30,
1996 vs. 1995                                                           Change due to Increase (Decrease)
---------------------------                                             --------------------------------
                                                              Total      Volume                   Rate       Rate/Volume
                                                            ---------   --------                --------     -----------
                                                                                   (In thousands)
Interest income:
            Loans                                             $   946       $513                   $   367         $  66
            Investment securities                               1,971         17                     1,951             3
                                                              -------      -----                  --------         -----
                 Total                                          2,917        530                     2,318            69
                                                              -------      -----                  --------         -----
Interest expense:
            Deposits                                              227        705                      (463)          (15)
            Borrowings                                          1,832       (163)                    2,065           (70)
                                                              -------      -----                  --------         -----
                 Total                                          2,059        542                     1,602           (85)
                                                              -------      -----                  --------         -----
Net interest income                                           $   858      $ (12)                  $   716         $ 154
                                                              =======       =====                 ========         =====

Provision for loan losses

          The provision for possible loan and lease losses totaled $926,000 for the nine month period, compared to $775,000 for the same period last year. The increased level of the provision reflects the risks associated with the Banks' primary lending objective to increase the level of commercial loans.

Non-interest income

          Total non-interest income decreased $260,000, or 4.90%, to $5,049,000. Fees and charges increased $125,000 due to increased volumes in transaction accounts and the increase in fees charged on certain transactions. Mortgage loan servicing fees decreased $226,000 as a result of the lower level of loans serviced for investors. In 1995, the Banks recognized $151,000 from the gain on sale of loans, compared to $16,000 in 1996, reflecting the reduced level of loan originations and sales. In addition, in 1995 $341,000 in gains were recognized from the sale of securities, compared to $40,000 in 1996.

Non-interest expense

          Total non-interest expense declined $1,598,000, or 7.63%. FDIC deposit insurance premium decreased $902,000, a result of the reduction in premiums paid on deposits. Other expenses decreased $672,000 due to the Company's focus on reducing costs and from the costs eliminated in the acquisition of Braintree and the formation of the holding company to provide support services to both Banks. Salaries and benefits increased $168,000, the net result of the decrease in employees in the residential lending area, an increase in employees in the commercial lending and support areas, and a decline in the cost of medical and retirement benefits. Occupancy and equipment expenses decreased $74,000 as a result of the reduction in costs associated with maintaining the Company's facilities and the elimination of two branch offices.

Income taxes

          Income taxes for the nine months ended September 30, 1996 were 37.02% of pretax income, compared to 38.07% for 1995. The lower effective tax rate resulted from the increased utilization of the Massachusetts securities corporation subsidiaries of the Banks, higher income from tax exempt municipal bonds, and the utilization of available tax credits.

Capital Adequacy

          At September 30, 1996 the Company's capital ratios were total capital of 9.06% of total assets, tier 1 risk-based capital ratio of 14.01%, and total risk-based capital of 15.58% (unaudited).

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

          At September 30, 1996 the Banks met all the capital requirements of a "well capitalized" institution as defined by the FDIC. At September 30, 1996, the Banks' regulatory capital ratios (unaudited) were:

                                Concord   Braintree
                                --------  ----------
Total equity to total assets       8.07%       8.92%
Tier 1 capital                     7.87        6.92
Tier 1 risk-based capital         14.36       11.84
Total risk-based capital          16.29       13.09

Asset/Liability Management

          The Company's objective with respect to asset/liability management is to position the Company so that changes in interest rates do not have a material impact on net interest income. The primary objective is to manage the assets and liabilities to provide for profitability and capital at prudent levels of liquidity and interest rate, credit, and market risk.

          The Company uses a static gap measurement as well as a modeling approach to review its level of interest rate risk. The internal targets established by the Company are to maintain a static gap of no more than a positive or negative 10% of total assets at the one year time frame. At September 30, 1996, the Company's one year static gap was a negative $36,978,000, or (3.50)% of total assets.

Liquidity

          Deposits and borrowings are the principal sources of funds for use in lending and for general business purposes. Cash flows related to these sources are included in the financing activity section of the Company's consolidated statements of cash flows. Loan and investment amortization and prepayments provide additional significant cash flows. These cash flows are included in the investing activity section of the Company's consolidated statement of cash flows. The Company currently has $172,933,000, or 16.48%, of assets in short-term investments and investment and mortgage-backed securities classified available for sale. The Banks are members of the Federal Home Loan Bank of Boston, and as such have access to a combined credit line of $35,000,000 and the ability and capacity to borrow additional funds if needed.

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

          Not applicable.

 ITEM 5 - OTHER INFORMATION

          Not applicable.

 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               EXHIBIT NUMBER                      DESCRIPTION
               --------------                      -----------
                    11                     Computation of Per Share Earnings
                    27                     Financial Data Schedule
                    99                     Selected Financial Data

          (b)  Reports on Form 8-K

               (I) During the third quarter of 1996, the Company filed a Form 8-
                   K dated September 11, 1996 concerning the proposed acquisition of Walden by UST Corp.

                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          Walden Bancorp, Inc.


November 13, 1996                             /s/ David E. Bradbury
---------------------------------             ---------------------------------
Date                                          David E. Bradbury
                                              Chairman, President, and
                                              Chief Executive Officer


November 13, 1996                             /s/ Michael O. Gilles
---------------------------------             ---------------------------------
Date                                          Michael O. Gilles
                                              Executive Vice President,
                                              Treasurer and Chief Financial
                                              Officer